Form 10-Q
period 2020-03-31
Ayala Pharmaceuticals, Inc.
filed 2020-06-22
CIK 1797336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-39279

AYALA PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3578375
( State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Oppenheimer 4
Rehovot 7670104, Israel	7670104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 444-0553

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	AYLA	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 22, 2020, the registrant had 12,779,284 shares of common stock, $0.01 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements relating to our development of AL101 and AL102, the promise and potential impact of our preclinical or clinical trial data, the timing of and plans to initiate additional clinical trials of AL101 and AL102, the timing and results of any clinical trials or readouts and the sufficiency of cash to fund operations, and the anticipated impact of the novel coronavirus, or COVID-19, on our business, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AYALA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$10,055	$16,725
Short-term restricted bank deposits	81	83
Trade receivables	1,001	469
Prepaid expenses and other current assets	313	417

Total current assets	11,450	17,694

LONG-TERM ASSETS:
Other assets	$274	$283
Deferred offering costs	2,050	656
Property and equipment, net	1,388	1,421

Total long-term assets	3,712	2,360
Total current assets	$15,162	$20,054

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS DEFICIT:
CURRENT LIABILITIES:
Trade payables	$3,362	$2,922
Other Accounts payables	3,104	2,380

Total current liabilities	6,466	5,302

LONG TERM LIABILITIES:
Long-term rent liability	548	299

Total long-term liabilities	$548	$299

Convertible preferred stock, $0.01 par value:
Series A Preferred Stock of $0.01 par value per share; 3,700,000 shares authorized at December 31, 2019 and March 31, 2020; 3,679,778 issued and outstanding shares at December 31, 2019 and March 31, 2020; aggregate liquidation preference value of $23,919 at December 31, 2019 and March 31, 2020	$23,823	$23,823
Series B Preferred Stock of $0.01 par value per share; 4,500,000 shares authorized at December 31, 2019 and March 31, 2020; 3,750,674 issued and outstanding shares at December 31, 2019 and March 31, 2020; aggregate liquidation preference value of $29,668 at December 31, 2019 and March 31, 2020	29,550	29,550

Total convertible preferred stock	$53,373	$53,373

STOCKHOLDERS’ STOCKHOLDERS’ DEFICIT:
Common Stock of $0.01 par value per share; 20,000,000 shares authorized at December 31, 2019 and March 31, 2020; 5,064,722 shares issued at December 31, 2019 and March 31, 2020; 4,998,874 and 5,003,380 shares outstanding at December 31, 2019 and March 31, 2020, respectively	$51	$51
Additional paid-in capital	2,063	1,770
Accumulated deficit	(47,339)	(40,741)

Total stockholders’ deficit	(45,225)	(38,920)

Total liabilities, convertible preferred stock, and stockholders’ deficit	$15,162	$20,054

See accompanying notes to unaudited condensed consolidated financial statements.

AYALA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three months ended
	March 31, 2020	March 31, 2019
Revenues from license agreement	$1,001	$265
Cost of revenue	(1,001)	(265)

Gross profit	—	—
Research and development	5,128	2,752
General and administrative	1,311	848

Operating loss	(6,439)	(3,600)
Financial (loss) income, net	(38)	136

Loss before income tax	(6,477)	(3,464)
Taxes on income	(121)	(75)

Net loss attributable to common stockholders	$(6,598)	$(3,539)

Net loss per share attributable to common stockholders, basic and diluted	$(1.32)	$(0.71)

Weighted average common shares outstanding, basic and diluted	4,999,563	4,960,936

See accompanying notes to unaudited condensed consolidated financial statements.

AYALA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock
	Series A Preferred Stock		Series B Preferred Stock		Receipts on account of Series B		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Number	Amount	Number	Amount	Preferred Stock	Total Amount	Number	Amount
Balance as of December 31, 2018	3,679,778	23,823	3,097,343	24,387	(2,000)	46,210	4,959,667	50	1,040	(22,949)	(21,859)

Issuance of Series B Preferred Stock, net	—	—	151,179	1,191	2,000	3,191	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	750	*	4	—	4
Share based compensation	—	—	—	—	—	—	1,229	*	209	—	209
Net loss	—	—	—	—	—	—	—	—	—	(3,539)	(3,539)
Balance as of March 31, 2019	3,679,778	23,823	3,248,522	25,578	—	49,401	4,961,646	50	1,253	(26,488)	(25,185)

Balance as of December 31, 2019	3,679,778	23,823	3,750,674	29,550	—	53,373	4,998,874	51	1,770	(40,741)	(38,920)

Share based compensation	—	—	—	—	—	—	4,506	*	293	—	293
Net loss	—	—	—	—	—	—	—	—	—	(6,598)	(6,598)
Balance as of March 31, 2020	3,679,778	23,823	3,750,674	29,550	—	53,373	5,003,380	51	2,063	(47,339)	(45,225)

*	Represents an amount lower than $1.

See accompanying notes to unaudited condensed consolidated financial statements

AYALA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three months ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,598)	(3,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Shared based compensation	$293	209
Depreciation	53	20
Increase (decrease) in prepaid expenses and other current assets	115	(187)
Increase in trade receivables	(532)	(265)
Increase in trade payable	49	864
Increase in long term rent liability	249	—
Decrease in other accounts payable	(20)	(664)

Net cash used in operating activities	(6,391)	(3,562)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in (proceeds from maturities) of long-term deposits	202	(112)
Purchase of property and equipment	(20)	(206)

Net cash provided by (used in) investing activities	182	(318)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	(261)	—
Exercise of stock options	—	4
Issuance of convertible preferred stock, net	—	3,191

Net cash (used in) provided by financing activities	(261)	3,195

Decrease in cash and cash equivalents and short-term restricted bank deposits	(6,470)	(685)

Cash and cash equivalents and short-term restricted bank deposits at beginning of the year	16,808	26,097

Cash and cash equivalents and short-term restricted bank deposits at end of the year	$10,338	25,412

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Non-cash deferred offering costs	$1,133	$—

Supplemental disclosures of cash flow information:
Cash received for interest	$24	$131

Tax Paid in cash	$40	$10

See accompanying notes to unaudited condensed consolidated financial statements.

AYALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

a. General

a) Ayala Pharmaceuticals, Inc. (the “Company”) was incorporated in November 2017. The Company is a clinical stage oncology company dedicated to developing and commercializing small molecule therapeutics for patients suffering from rare and aggressive cancers, primarily in genetically defined patient populations. The Company’s current portfolio of product candidates, AL101 and AL102, target the aberrant activation of the Notch pathway with gamma secretase inhibitors.

b) In 2017, the Company entered into an exclusive worldwide license agreement with respect to AL101 and AL102.

c) The Company’s lead product candidates, AL101 and AL102, have completed preclinical and Phase 1 studies. A Phase 2 trial (ACCURACY) for AL101 in patients with recurrent/metastatic adenoid cystic carcinoma (“R/M ACC”) bearing Notch-activating mutations is ongoing.

d) The Company has a wholly-owned Israeli subsidiary, Ayala-Oncology Israel Ltd. (the “Subsidiary”), which was incorporated in November 2017.

e) Since inception, the Company has devoted its primary efforts to raising capital and research and development activities and has incurred significant operating losses and negative cash flows from operations. As of March 31, 2020, the Company had an accumulated deficit of $47.3 million and cash and cash equivalents and short term deposits of $10.1 million. From its inception through March 31, 2020, all of the Company’s financial support has been provided primarily from the sale of its convertible preferred stock.

The Company previously identified conditions and events that raise substantial doubt about its ability to continue as a going concern. As a result of the completion of the Company’s initial public offering (“IPO”) in May 2020, the Company believes that the net proceeds from the IPO, together with its cash, cash equivalents and short-term restricted bank deposits as of March 31, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of 2022. The Company has based this estimated on assumptions that may prove to be wrong, and it may use its available capital resources sooner than it currently expects. Future additional funding may not be available on terms available to the Company or at all. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects.

Initial Public Offering and Related Transaction

On May 12, 2020, the Company completed the sale of shares of its common stock in its IPO. In connection with the IPO, the Company issued and sold 3,940,698 shares of common stock, including 274,022 shares associated with the partial exercise on June 4, 2020 of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share, resulting in net proceeds to the Company of approximately $52.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. All shares issued and sold were registered pursuant to a registration statement on Form S-1 (File No. 333-236942), as amended, declared effective by the U.S. Securities and Exchange Commission (the “Commission”) on May 7, 2020.

b. Basis of presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair statement of the results for the interim periods presented have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s final prospectus filed with the Commission pursuant to Rule 424(b)(4) under the Securities Act on May 11, 2020 (the “Prospectus”) in connection with its IPO. The comparative balance sheet at December 31, 2019 has been derived from the audited financial statements at that date. Except as noted below, the Company’s significant accounting policies have not changed materially from those included in Note 2 of our audited consolidated financial statements for the year ended December 31, 2019 included in our Prospectus.

AYALA PHARMACEUTICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (continued):

c. Net loss per share

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), outstanding for each period.

The calculation of diluted LPS does not include 3,679,778 shares of Series A Preferred Stock, 3,750,674 and no shares of Series B Preferred Stock and 513,165 and 652,187 options outstanding to purchase common stock as of March 31, 2019 and 2020 respectively.

d. Newly issued accounting pronouncements

In February 2016, the FASB issued ASU 2016-02—Leases, requiring the recognition of lease assets and liabilities on the balance sheet. The standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than 12 months. The standard is effective for public entities for fiscal years beginning after December 15, 2018 and for the Company for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of adopting this new guidance on its financial statements.

In June 2018, the FASB issued ASU No. 2018-07 Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share based payment. The standard expands the scope of Topic 718, (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The standard is effective for public entities for fiscal years beginning after December 15, 2019 and nonpublic entities for fiscal years beginning after December 15, 2020. Early adoption is permitted but no earlier than a company’s adoption date of Topic 606. The Company is currently evaluating the impact of adopting this new guidance on its financial statements.

In June 2016, the FASB issued ASU No. 2016-13 (Topic 326), Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for the Company for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2016-13 will have on its consolidated financial statements and related disclosures.

AYALA PHARMACEUTICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 - REVENUES

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which applies to all contracts with customers. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps:

(i) identify the contract(s) with a customer;

(ii) identify the performance obligations in the contract;

(iii) determine the transaction price;

(iv) allocate the transaction price to the performance obligations in the contract; and

(v) recognize revenue when (or as) the entity satisfies a performance obligation.

At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within the contract and determines those that are performance obligations and assesses whether each promised good or service is distinct.

Customer option to acquire additional goods or services gives rise to a performance obligation in the contract only if the option provides a material right to the customer that it would not receive without entering into that contract.

In a contract with multiple performance obligations, the Company must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation, which determines how the transaction price is allocated among the performance obligations.

The Company evaluates each performance obligation to determine if it can be satisfied at a point in time or over time.

Revenue is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to receive in exchange for those goods or services.

In December 2018, the Company entered into an evaluation, option and license agreement (the “Novartis Agreement”) with Novartis International Pharmaceutical Limited (“Novartis”) for which the Company is paid for its research and development costs up to $4.3 million.

The Company concluded that there is one distinct performance obligation under the Novartis Agreement: Research and development services, an obligation which is satisfied over time.

Revenue associated with the research and development services in the amount of $1.0 million was recognized in the three months ended March 31, 2020.

The Company concluded that progress towards completion of the research and development performance obligation related to the Novartis Agreement is best measured in an amount proportional to the expenses relative to the total estimated expenses. The Company periodically reviews and updates its estimates, when appropriate, which may adjust revenue recognized for the period. The transaction price to be recognized as revenue under the Novartis Agreement consists of the reimbursable research and development costs.

NOTE 3 - TAX

Provision for income taxes was $69 and $70 for the three months ended March, 2019 and 2020, respectively. The Company’s effective tax rate differs from the U.S. federal statutory income tax rate of 21% primarily due to a full valuation allowance against the Company’s U.S. deferred tax asset in each period presented.

As of March 31, 2019 and 2020, the Company provided a liability for $212 and $461, respectively, for uncertain tax positions related to various income tax matters which was classified as other long-term liabilities. As of March 31, 2019 and 2020, the Company accrued interest related to uncertain tax positions of $11 and $13, respectively. These uncertain tax positions would impact the Company’s effective tax rate, if recognized. The Company does not expect that the amounts of uncertain tax positions will change significantly within the next 12 months.

The Company files U.S. federal, various state and Israeli income tax returns. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. In the United States and Israel, the 2017 and subsequent tax years remain subject to examination by the applicable taxing authorities as of March 31, 2020.

AYALA PHARMACEUTICAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - SUBSEQUENT EVENTS

On May 12, 2020, the Company completed the sale of shares of its common stock in its IPO. In connection with the IPO, the Company issued and sold 3,940,698 shares of common stock, including 274,022 shares associated with the partial exercise on June 4, 2020 of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share, resulting in net proceeds to the Company of approximately $52.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. All shares issued and sold were registered pursuant to a registration statement on Form S-1 (File No. 333-236942), as amended, declared effective by the Commission on May 7, 2020. The following events occurred subsequent to March 31,2020:

•

On May 3, 2020, the board of directors approved a 1-for-2 reverse stock split effective on May 4, 2020. As a result, all values for shares of common stock, options to purchase common stock, option exercise prices and net loss per share were adjusted retroactively for all periods presented in these financial statements. Additionally, the conversion price of each share of the Company’s convertible preferred stock was adjusted to reflect this reverse stock split. In addition, pursuant to the same amendment, the number of authorized shares of common stock was increased to 200,000,000 shares; and

•	On May 12, 2020, all of the Company’s outstanding Series A preferred stock and Series B preferred stock automatically converted into 3,715,222 shares of common stock.

The table below shows, on a pro forma basis, the impact of the Company’s IPO on certain condensed consolidated balance sheet items as if the transaction occurred on May 12, 2020:

	March 31, 2020	Pro forma March 31, 2020
Cash	$10,055	$64,621
Deferred offering costs	2,050	—
Redeemable convertible preferred stock	53,373	—
Common stock	51	128
Additional paid-in capital	2,063	112,790
Total Stockholders’ (deficit) equity	$(45,225)	$62,715

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated unaudited financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage oncology company focused on developing and commercializing small molecule therapeutics for patients suffering from rare and aggressive cancers, primarily in genetically defined patient populations. Our differentiated development approach is predicated on identifying and addressing tumorigenic drivers of cancer, through a combination of our bioinformatics platform and next-generation sequencing to deliver targeted therapies to underserved patient populations. Our current portfolio of product candidates, AL101 and AL102, targets the aberrant activation of the Notch pathway with gamma secretase inhibitors. Gamma secretase is the enzyme responsible for Notch activation and, when inhibited, turns off the Notch pathway activation. Aberrant activation of the Notch pathway has long been implicated in multiple solid tumor and hematological cancers and has often been associated with more aggressive cancers. In cancers, Notch is known to serve as a critical facilitator in processes such as cellular proliferation, survival, migration, invasion, drug resistance and metastatic spread, all of which contribute to a poorer patient prognosis. AL101 and AL102 are designed to address the underlying key drivers of tumor growth, and our initial Phase 2 clinical data of AL101 suggest that our approach may address the shortcomings of existing treatment options. We believe that our novel product candidates, if approved, have the potential to transform treatment outcomes for patients suffering from rare and aggressive cancers.

Our lead product candidate, AL101, is being developed as a potent, selective, injectable small molecule gamma secretase inhibitor. We obtained an exclusive, worldwide license to develop and commercialize AL101 from Bristol-Myers Squibb Company, or BMS, in November 2017. BMS evaluated AL101 in three Phase 1 studies in more than 200 subjects with various cancers who had not been prospectively characterized for Notch activation. While these Phase 1 studies did not report statistically significant overall results, clinical activity was observed across these studies in cancers in which Notch has been implicated as a tumorigenic driver.

We are currently conducting our ongoing Phase 2 ACCURACY trial for the treatment of recurrent/metastatic adenoid cystic carcinoma, or R/M ACC, in subjects with progressive disease and Notch-activating mutations. If approved, we believe that AL101 has the potential to be the first therapy approved by the U.S. Food and Drug Administration, or FDA, for patients with R/M ACC and address the unmet medical need of these patients. AL101 was granted Orphan Drug Designation in May 2019 for the treatment of adenoid cystic carcinoma, or ACC, and Fast Track Designation in February 2020 for the treatment of R/M ACC. In the second quarter of 2020, we commenced dosing of patients in our ACCURACY study for the treatment of R/M ACC with Notch-activating mutations at the higher dose of 6mg. We plan to report additional data from this study in the second half of 2020.

Our Investigational New Drug application (“IND”) for AL101 for the treatment of triple negative breast cancer, or TNBC, was accepted by the FDA in April 2020. Subject to the impact of the novel coronavirus disease, or COVID-19, on our business, we intend to commence additional Phase 2 clinical trials of AL101 for the treatment of R/M TNBC in the second half of 2020.

We are also developing AL101 for the treatment of T-ALL, an aggressive, rare form of T-cell specific leukemia. Based on findings from our Phase 1 study of AL101 and supporting data from our preclinical studies, we intend to commence a Phase 2 clinical trial of AL101 for the treatment of R/R T-ALL in the first half of 2021, subject to the impact of COVID-19 on our business.

Our second product candidate, AL102, is being developed as a potent, selective, oral gamma secretase inhibitor. We are currently developing AL102 for the treatment of desmoid tumors, which are rare, disfiguring and often debilitating types of soft tissue tumors. Subject to the impact of COVID-19 on our business, we intend to commence a Phase 2 clinical trial of AL102 for the treatment of desmoid tumors in the first half of 2021.

In addition, we are collaborating with Novartis International Pharmaceutical Limited, or Novartis, to develop AL102 for the treatment of multiple myeloma, or MM, in combination with Novartis’ B-cell maturation antigen, or BCMA, targeting therapies.

We were incorporated as a Delaware corporation on November 14, 2017, and our headquarters is located in Rehovot, Israel. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital and conducting research and development activities for our product candidates. To date, we have funded our operations primarily through private placements of common stock and convertible preferred stock. From our inception through March 31, 2020, we have raised an aggregate of $46.3 million to fund our operations, primarily consisting of proceeds from sales of our convertible preferred stock.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were $6.6 million and $3.5 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $47.3 million. We anticipate that our expenses will increase significantly as we:

•	advance our Phase 2 ACCURACY trial of AL101 for the treatment of R/M ACC;

•

commence our Phase 2 clinical trials of AL101 for the treatment of recurrent/metastatic triple negative breast cancer, or R/M TNBC, or relapsed/refractory T-cell acute lymphoblastic leukemia, or R/R T-ALL, initiate clinical trials of AL102 for the treatment of desmoid tumors, or obtain and conduct clinical trials for any other product candidates;

•

assuming successful completion of our Phase 2 ACCURACY trial of AL101 for the treatment of R/M ACC, may be required by the FDA to complete Phase 3 clinical trials to support submission of a New Drug Application, or NDA, of AL101 for the treatment of R/M ACC;

•	establish a sales, marketing and distribution infrastructure to commercialize AL101 and/or AL102, if approved, and for any other product candidates for which we may obtain marketing approval;

•	collaborate with leading diagnostic companies to develop diagnostic tests for identifying patients with Notch-activating mutations;

•	maintain, expand, protect and enforce our intellectual property portfolio;

•	hire additional staff, including clinical, scientific, technical, regulatory, operational, financial, commercial and other personnel, to execute our business plan; and

•

add clinical, scientific, operational, financial and management information systems and personnel to support our product development and potential future commercialization efforts, and to enable us to operate as a public company.

We do not expect to generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for a product candidate. Additionally, we currently use contract research organizations, or CROs, to carry out our clinical development activities. Furthermore, we incur additional costs associated with operating as a public company. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to fund our operations through public or equity offerings or debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current or any future product candidates.

Because of the numerous risks and uncertainties associated with therapeutics product development, we are unable to predict accurately the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenue from product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

As of March 31, 2020, we had cash and cash equivalents and short-term restricted bank deposits totaling $10.1 million. We believe that our cash and cash equivalents, including the net proceeds of $52.8 million from our initial public offering, or our IPO, and short-term restricted bank deposits, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We have based these estimates on assumptions that may prove to be imprecise or incorrect, and we may use our available capital resources sooner than we currently expect. See “—Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates, the development of our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of capital outlays and operating expenses required for completing the research and development of our product candidates.

If we raise additional funds through marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, intellectual property, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate product candidate development programs or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

License Agreements

Bristol-Myers Squibb

In November 2017, we entered into an exclusive worldwide license agreement with Bristol-Myers Squibb Company, or BMS, for AL101 and AL102, each a small molecule gamma secretase inhibitor in development for the treatment of cancers. Under the terms of the license agreement, we have licensed the exclusive worldwide development and commercialization rights for AL101 (previously known as BMS-906024) and AL102 (previously known as BMS-986115).

We are responsible for all future development and commercialization of AL101 and AL102. In consideration for the rights granted under the agreement, we paid BMS a payment of $6 million and issued to BMS 1,125,929 shares of Series A preferred stock valued at approximately $7.3 million. We are obligated to pay BMS up to approximately $142 million in the aggregate upon the achievement of certain clinical development or regulatory milestones and up to $50 million in the aggregate upon the achievement of certain commercial milestones by each product containing the licensed BMS compounds. In addition, we are obligated to pay BMS tiered royalties ranging from a high single-digit to a low teen percentage on worldwide net sales of all products containing the licensed BMS compounds.

BMS has the right to terminate the BMS License Agreement in its entirety upon written notice to us (a) for insolvency-related events involving us, (b) for our material breach of the BMS License Agreement if such breach remains uncured for a defined period of time, (c) for our failure to fulfill our obligations to develop or commercialize the BMS Licensed Compounds and/or BMS Licensed Products not remedied within a defined period of time following written notice by BMS, or (d) if we or our affiliates commence any action challenging the validity, scope, enforceability or patentability of any of the licensed patent rights. We have the right to terminate the BMS License Agreement (a) for convenience upon prior written notice to BMS, the length of notice dependent on whether a BMS Licensed Product has received regulatory approval, (b) upon immediate written notice to BMS for insolvency-related events involving BMS, (c) for BMS’s material breach of the BMS License Agreement if such breach remains uncured for a defined period of time, or (d) on a BMS Licensed Compound-by-BMS Licensed Compound and/or BMS Licensed Product-by-BMS Licensed Product basis upon immediate written notice to BMS if we reasonably determine that there are unexpected safety and public health issues relating to the applicable BMS Licensed Compounds and/or BMS Licensed Products. Upon termination of the BMS License Agreement in its entirety by us for convenience or by BMS, we grant an exclusive, non-transferable, sublicensable, worldwide license to BMS under certain of our patent rights that are necessary to develop, manufacture or commercialize BMS Licensed Compounds or BMS Licensed Products. In exchange for such license, BMS must pay us a low single-digit percentage royalty on net sales of the BMS Licensed Compounds and/or BMS Licensed Products by it or its affiliates, licensees or sublicensees, provided that the termination occurred after a specified developmental milestone for such BMS Licensed Compounds and/or BMS Licensed Products.

Novartis

In December 2018, we entered into an evaluation, option and license agreement, or the Novartis Agreement, with Novartis International Pharmaceutical Limited, or Novartis, pursuant to which we granted Novartis an exclusive option to obtain an exclusive license to research, develop, commercialize and manufacture AL102 for the treatment of multiple myeloma.

We will continue to supply Novartis quantities of AL102, products containing AL102 and certain other materials for purposes of conducting evaluation studies not comprising human clinical trials during the option period, together with our know-how as may reasonably be necessary in order for Novartis to conduct such evaluation studies. Novartis has agreed to reimburse us for all such expenses.

At any time during the option term, Novartis may exercise its option by payment of a low eight figure option exercise fee. If Novartis exercises its option, it will be obligated to pay us up to an additional $245 million upon the achievement of certain clinical development and commercial milestones. In addition, Novartis is obligated to pay us tiered royalties at percentages ranging from a mid-single digit to a low double-digit percentage on worldwide net sales of products licensed under the agreement.

The option we granted to Novartis will remain in effect until the earlier of (a) 60 days following the last visit of the last subject in the evaluation studies, (b) the termination of the Novartis Agreement, or (c) 36 months following the delivery by us to Novartis of sufficient amounts of clinical evaluation materials to conduct the anticipated clinical studies. The Novartis Agreement remains in effect until such time as no Novartis Licensed Product is being developed or commercialized by Novartis, its affiliates, or sublicensees (including distributors or commercial partners), unless terminated earlier. We have the right to terminate the Novartis Agreement (a) for Novartis’s material breach if such breach remains uncured for 60 days (such cure period shall be extended for an additional period during which Novartis is making good faith efforts to cure such breach) or (b) for Novartis’s failure to use commercially reasonable efforts to develop or commercialize AL102 and/or the Novartis Licensed Product not remedied within four months following written notice to Novartis. Novartis has the right to terminate the Novartis Agreement (a) in its entirety or on a country-by-country basis for convenience, upon 60 days’ written notice to us, (b) for our material breach if such breach remains uncured for 60 days (such cure period shall be extended for an additional period during which we are making good faith efforts to cure such breach) or (c) upon immediate written notice to us for insolvency-related events involving us.

Components of Our Results of Operations

Except as described below, there have been no material changes from the disclosure provided under the caption “Components of Our Results of Operations” in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on May 11, 2020, or the Prospectus, in connection with our IPO.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Revenues from License Agreement	1,001	265	736
Cost of Revenue	(1,001)	(265)	(736)

Operating expenses:
Research and development	$5,128	$2,752	$2,376
General and administrative	1,311	848	463

Total operating expenses	6,439	3,600	2,839

Loss from operations	(6,439)	(3,600)	(2,839)
Financial (loss) income, net	(38)	136	(174)
Loss before income tax	(6,477)	(3,464)	(3,013)

Taxes on Income	(121)	(75)	(46)

Net loss and comprehensive loss	$(6,598)	$(3,539)	$(3,059)

Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval and successful commercialization efforts, we may generate revenue from product sales in the future. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our product candidates. We may never succeed in obtaining regulatory approval for any of our product candidates. For three months ended March 31, 2020, we recognized $1.0 million in revenue as a result of the Novartis Agreement, compared to $0.3 million for the three months ended March 31, 2019. Refer to Note 2 to our unaudited condensed consolidated financial statements for information regarding our recognition of revenue under the Novartis Agreement.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including the development of and pursuit of regulatory approval of our lead product candidates, AL101 and AL102, which include:

•	employee-related expenses, including salaries, benefits and stock-based compensation expense for personnel engaged in research and development functions;

•	expenses incurred in connection with the preclinical and clinical development of our product candidates, including under agreements with CROs, investigative sites and consultants;

•

costs of manufacturing our product candidates for use in our preclinical studies and clinical trials, as well as manufacturers that provide components of our product candidates for use in our preclinical and current and potential future clinical trials;

•	costs associated with our bioinformatics platform;

•	consulting and professional fees related to research and development activities;

•	costs related to compliance with clinical regulatory requirements; and

•	facility costs and other allocated expenses, which include expenses for rent and maintenance of our facility, utilities, depreciation and other supplies.

We expense research and development costs as incurred. Our external research and development expenses consist primarily of costs such as fees paid to consultants, contractors and CROs in connection with our preclinical and clinical development activities. We typically use our employee and infrastructure resources across our development programs and we do not allocate personnel costs and other internal costs to specific product candidates or development programs with the exception of the costs to manufacture our product candidates.

Research and development expenses were $5.1 million for the three months ended March 31, 2020 compared to $2.8 million for the three months ended March 31, 2019, an increase of $2.4 million. This increase was primarily driven by $0.5 million higher personnel costs related to the addition of development team and $1.9 million of external costs driven by the advancement of AL-101 trials and other preclinical development.

The following table summarizes our research and development expenses by product candidate or development program for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2019	2020
Program-specific costs:
ACC	$2,202	$3,667
TNBC	204	980
General Expenses	346	481

Total research and development expenses	$2,752	$5,128

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

General and Administrative Expenses

General and administrative expenses were $1.3 million for the three months ended March 31, 2020 compared to $0.8 million for the three months ended March 31, 2019, an increase of $0.5 million. The increase was primarily due to higher professional services and personnel costs to support the growth of the company. We anticipate that our general and administrative expenses will continue to increase as we increase our headcount to support the continued research and development of our programs. We also anticipate that we will incur substantially higher expenses relating to accounting, audit, legal, regulatory, compliance, director and officer insurance and investor and public relations as a result of being a public company.

Financial Income (Loss), net

Financial expense, net was $38 for the three months ended March 31, 2020 compared to financial income, net of $136 for the three months ended March 31, 2019.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $6.6 million and $3.5 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $47.3 million.

We have funded our operations from inception through March 31, 2020 primarily through gross proceeds of $46.3 million from sales of our convertible preferred stock.

On May 12, 2020, we completed the sale of shares of our common stock in our IPO. In connection with the IPO, we issued and sold 3,940,698 shares of common stock, including 274,022 shares associated with the partial exercise on June 4, 2020 of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share, resulting in net proceeds to us of approximately $52.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. All shares issued and sold were registered pursuant to a registration statement on Form S-1 (File No. 333-236942), as amended, declared effective by the SEC on May 7, 2020.

As of March 31, 2020, we had cash and cash equivalents of $10.1 million.

Cash Flows

The following table summarizes our cash flow for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(6,391)	$(3,562)
Net cash provided by (used in) investing activities	182	(318)
Net cash (used in) provided by financing activities	(261)	3,195

Net decrease in cash and cash equivalents	$(6,470)	$(685)

Operating Activities

Net cash used in operating activities during the period ended March 31, 2020 of $6.4 million was primarily attributable to our net loss of $6.6 million, adjusted for non-cash expenses of $0.2 million, which includes stock-based compensation of $0.3 million and a net increase in working capital of $0.1 million.

Net cash used in operating activities during the period ended March 31, 2019 of $3.6 million was primarily attributable to our net loss of $3.5 million, adjusted for non-cash expenses of $0.1 million, which includes stock-based compensation of $0.2 million and a net increase in working capital of $0.1 million.

Investing Activities

Net cash provided by investing activities during the period ended March 31, 2020 of $0.2 million was primarily attributable to maturing of bank deposits.

Net cash used in investing activities during the period ended March 31, 2019 of $0.3 million was primarily attributable to purchases of property and equipment.

Financing Activities

Net cash used in financing activities during the period ended March 31, 2020 of $0.3 million, was primarily attributable to certain costs in connection with our IPO.

Net cash provided by financing activities during the period ended March 31, 2019 was $3.2 million, primarily consisting of proceeds generated from the sale of shares of Series B convertible preferred stock, net of issuance costs.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development for, initiate later-stage clinical trials for, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, upon the closing of this offering, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of March 31, 2020, we had cash and cash equivalents and short-term restricted bank deposits of $10.1 million. We expect that our existing cash and cash equivalents, including the net proceeds of $52.8 million from our IPO, and short-term restricted bank deposits, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the costs of conducting future clinical trials of AL101 and AL102;

•	the costs of manufacturing additional material for future clinical trials of AL101 and AL102;

•	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop or acquire, if any;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the achievement of milestones or occurrence of other developments that trigger payments under any current or future license, collaboration or other agreements;

•

the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

•

the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining, protecting and enforcing our intellectual property rights and defending intellectual property-related claims;

•	the severity, duration and impact of the COVID-19 pandemic, which may adversely impact our business and clinical trials;

•	our headcount growth and associated costs as we expand our business operations and our research and development activities; and

•	the costs of operating as a public company.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect your rights as a common stockholder. Any debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, such as the Novartis Agreement, we may have to relinquish valuable rights to our technologies, intellectual property, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

There have been no material changes to our contractual obligations from those described in our final prospectus filed with the Prospectus.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Critical Accounting Policies

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

There have been no significant changes in our critical accounting policies as discussed in the Prospectus, except as described in Note 1 to the condensed consolidated unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012, or the JOBS Act, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period under the JOBS Act. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make comparison of our financials to those of other public companies more difficult.

We will remain an emerging growth company until the earliest to occur of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, or December 31, 2025, (b) in which we have total annual gross revenues of $1.07 billion or more, or (c) in which we are deemed to be a large accelerated filer under the rules of the SEC, which means the market value of our outstanding common stock held by non-affiliates exceeds $700 million as of last business day of our most recently completed second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below and the other information in this Quarterly Report on Form 10-Q before making an investment in our common stock. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability. If we are unable to achieve or sustain profitability, the market value of our common stock will likely decline.

We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our formation. We had a net loss of approximately $6.6 million and $3.5 million for the three months ended March 31, 2019 and 2020, respectively. As of March 31, 2020, we had accumulated net losses of approximately $47.3 million. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to licensing product candidates and research and development, including our preclinical development activities and clinical trials.

We expect to incur significant operating expenses and increasing net losses for the next several years, at least, as we advance AL101, AL102 and any future product candidate through preclinical and clinical development, seek regulatory approvals and commercialize AL101, AL102 or any other product candidate, if approved. The costs of advancing product candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any of our product candidates to marketing approval in even a single jurisdiction will be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any products or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

•	advance our Phase 2 ACCURACY trial of AL101 for the treatment of recurrent/metastatic adenoid cystic carcinoma, or R/M ACC;

•

commence our Phase 2 clinical trials of AL101 for the treatment of R/M TNBC or R/R T-ALL, initiate clinical trials of AL102 for the treatment of desmoid tumors, or obtain and conduct clinical trials for any other product candidates;

•

assuming successful completion of our Phase 2 ACCURACY trial of AL101 for the treatment of R/M ACC, are required by the U.S. Food and Drug Administration, or FDA, to complete Phase 3 clinical trials to support submission of a New Drug Application, or NDA, of AL101 for the treatment of R/M ACC;

•	develop AL101 or AL102 for other indications and develop other product candidates;

•	establish a sales, marketing and distribution infrastructure to commercialize AL101 and/or AL102, if approved, and for any other product candidates for which we may obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, scientific and commercial personnel;

•

add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as to support our transition to a public reporting company; and

•	acquire or in-license other product candidates or technologies.

Furthermore, our ability to successfully develop, commercialize and license any product candidates and generate product revenue is subject to substantial additional risks and uncertainties, as described under “—Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval” and “—Risks Related to Commercialization.” As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If we are unable to develop and commercialize one or more product candidates, either alone or through collaborations, or if revenues from any product that receives marketing approval are insufficient, we will not achieve profitability. Even if we do achieve profitability, we may not be able to sustain profitability or meet outside expectations for our profitability. If we are unable to achieve or sustain profitability or to meet outside expectations for our profitability, the value of our common stock will be materially and adversely affected.

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of AL101 and AL102.

We expect to spend substantial amounts of capital to complete the development of, seek regulatory approvals for and, if approved, commercialize AL101 and AL102. These expenditures will include costs related to our Phase 2 ACCURACY trial and potential Phase 3 clinical development of AL101 for the treatment of R/M ACC, and costs associated with our license agreement with Bristol-Myers Squibb Company, or BMS, under which we are obligated to make milestone payments, royalty payments in connection with the sale of resulting products and payments consisting of a portion of all consideration we receive in connection with the sublicense or assignment of any patent rights we licensed from BMS.

We anticipate that we will use our cash and cash equivalents, including the net proceeds of $52.8 from our initial public offering, or IPO, and short-term restricted bank deposits to advance the clinical development of AL101 and AL102 and the remainder, if any, for working capital and general corporate purposes.

We will require additional capital to enable us to complete the development and commercialization of AL101 for the treatment of R/M ACC, R/M TNBC and R/R T-ALL, AL102 for the treatment of desmoid tumors and any other potential indications, if approved, which we may obtain through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our development efforts.

Based upon our current operating plan, we believe that our cash and cash equivalents, including the net proceeds from of IPO, and short-term restricted bank deposits will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. This estimate and our expectation regarding the sufficiency of the net proceeds from our IPO to advance the clinical development of AL101 and AL102 are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, or our ongoing and planned Phase 2 clinical trials may be more expensive, time-consuming or difficult to design or implement than we currently anticipate. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of AL101 and AL102 is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•

the progress, timing, costs and results of our Phase 2 ACCURACY trial of AL101 for the treatment of R/M ACC, additional development plans for AL101, development plans for AL102 and the development of any future product candidates, including any unforeseen costs we may incur as a result of clinical trial delays due to the COVID-19 pandemic or other causes;

•	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the cost and timing of completion of commercial-scale manufacturing activities;

•	the cost of testing drug substances and drug products at release and during stability programs;

•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us;

•	the effect of competing technological and market developments;

•	the costs of operating as a public company;

•	the extent to which we in-license or acquire other product candidates or technologies;

•	the cost of establishing sales, marketing and distribution capabilities for AL101 and AL102;

•	the timing and amount of milestone, royalty and other payments that we may receive or that we may be required to make under our license agreements;

•	our ability to establish and maintain collaborations on favorable terms, if at all;

•	the costs associated with potential product liability claims, including the costs associated with obtaining insurance against such claims and with defending against such claims; and

•	the initiation, progress and timing of our commercialization of AL101 and AL102, if approved.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of AL101 and AL102 or potentially discontinue operations.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate sufficient revenue to support our operations, we may finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We do not currently have any committed external source of funds. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, intellectual property, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate product candidate development or future commercialization efforts.

We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

We were established and began operations in November 2017. Our operations to date have been limited to financing and staffing our company, licensing product candidates, developing AL101 for the treatment of R/M ACC, R/M TNBC and R/R T-ALL, developing AL102 for the treatment of desmoid tumors, and conducting preclinical studies and clinical trials of AL101 and AL102. We have not yet demonstrated the ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will eventually need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition and, as a result, our business may be adversely affected.

As we continue to build our business, we expect our financial condition and operating results may fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any particular quarterly or annual period as indications of future operating performance.

We are heavily dependent on the success of AL101 and AL102, our most advanced product candidates, which are still under clinical development, and if either AL101 or AL102 does not receive regulatory approval or is not successfully commercialized, our business may be harmed.

To date, we have invested a significant portion of our efforts and financial resources in the development of AL101 for the treatment of R/M ACC, R/M TNBC and R/R T-ALL and in the development of AL102 for the treatment of desmoid tumors and MM. Our future success is substantially dependent on our ability to successfully complete clinical development for, obtain regulatory approval for and successfully commercialize AL101 and AL102, which may never occur. We currently have no products that are approved for commercial sale and may never be able to develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to AL101 and AL102, which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. We cannot be certain that we will be able to successfully complete any of these activities.

The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We are not permitted to market AL101 and AL102 in the United States until we receive approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from such countries. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities for AL101 and AL102 and may not be in a position to do so for several years, if ever. If we are unable to obtain the necessary regulatory approvals for AL101 or AL102, we will not be able to commercialize AL101 and AL102 and our financial position will be materially adversely affected and we may not be able to generate sufficient revenue to continue our business.

We may be required to make significant payments under our license of AL101 and AL102 from BMS.

In November 2017, we licensed rights to AL101 and AL102 pursuant to a license agreement with BMS, or the BMS License Agreement. Under the BMS License Agreement, we are subject to significant obligations, including milestone payments, royalty payments on product sales and clinical development obligations, as well as other material obligations. Under the BMS License Agreement, we will be obligated to pay BMS fixed royalty payments that could range from a high single-digit to a low teen percentage on net sales of products containing AL101 or AL102, as well as a portion of all consideration we receive in connection with the sublicense or assignment of any patent rights we licensed from BMS, ranging from a mid-teen to mid-double-digit percentage, depending on the development stage of the most advanced product candidate that is subject to the applicable sublicense or assignment. If these payments become due under the terms of the BMS License Agreement, we may not have sufficient funds available to meet our obligations and our development efforts may be materially harmed. Furthermore, if we are forced to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.

Due to our limited resources and access to capital, we must prioritize development of certain programs and product candidates; these decisions may prove to be wrong and may adversely affect our business.

We may fail to identify and acquire, through purchase or license, viable new product candidates for clinical development for a number of reasons. If we fail to identify and acquire additional product candidates, our business could be materially harmed.

Efforts to identify and pursue new product candidates and disease targets require substantial technical, financial and human resources, regardless of whether they are ultimately successful. Programs may initially show promise in preclinical studies, yet fail to yield positive results during clinical development for a number of reasons, including:

•	the methodology used may not be successful in identifying potential indications and/or product candidates; or

•	product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective products.

Because we have limited financial and human resources, we intend to initially focus on programs and product candidates for a limited set of indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications with our existing product candidates that may later prove to have greater commercial potential or a greater likelihood of success. We may focus our efforts and resources on potential product candidates or other potential programs that ultimately prove to be unsuccessful.

We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

As of March 31, 2020, we had 31 employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory affairs and sales and marketing. We may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Many of the biotechnology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and operate our business will be limited.

The outbreak of the novel coronavirus disease, COVID-19, may adversely affect our business, including our clinical trials.

In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally and, as of May 2020, has spread to a number of countries, including the United States and Israel. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, we temporarily closed our executive offices with our administrative employees continuing their work outside of our offices. In addition, we have modified our business practices, including restricting employee travel, developing social distancing plans for our employees and canceling physical participation in meetings, events and conferences. As a result of the COVID-19 pandemic, we may experience additional disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (such as endoscopies that are deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•

limitations on employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and

•	interruption or delays to our sourced discovery and clinical activities.

In addition, the outbreak and the resulting government actions may adversely impact our planned and ongoing clinical trials. Clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff, and patient enrollment may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be willing and/or able to comply with clinical trial protocols due to the COVID-19 pandemic, particularly if quarantines impede patient movement or interrupt healthcare services. Similarly, our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 may be impeded, which would adversely impact our clinical trial operations. The diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators and hospitals serving as our clinical trial sites, diversion of hospitals and medical centers or sites serving as our clinical trial sites and hospital or other staff supporting the conduct of our clinical trials may significantly disrupt our research activities. As a result, the expected timeline for data readouts of our clinical trials and certain regulatory filings will likely be negatively impacted, which would adversely affect and delay our ability to obtain regulatory approvals for our product candidates, increase our operating expenses and have a material adverse effect on our financial condition.

Furthermore, the response to the COVID-19 pandemic may redirect resources with respect to regulatory matters and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. For example, the FDA postponed most inspections of foreign manufacturing facilities and products and postponed routine surveillance inspections of domestic manufacturing facilities. Comparable regulatory authorities in other jurisdictions may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and provide guidance regarding the conduct of clinical trials. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States Canada, Europe, Israel and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, Canada, Europe, Israel and other countries to contain and treat the disease. As a result, the COVID-19 pandemic could have a material adverse effect on our business, results of operations, financial condition and prospects and heighten many of our known risks described in this “Risk Factors” section.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2019, we had net operating loss carryforwards, or NOLs, of $23.9 million for federal income tax purposes and $10.9 million for state income tax purposes, which may be available to offset our future taxable income, if any, and begin to expire in various amounts in 2037 and 2038, respectively, provided that NOLs generated in tax years ending after December 31, 2017 will not be subject to expiration. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs to offset future taxable income. If the U.S. Internal Revenue Service challenges our determinations with respect to the existence of previous ownership changes or the effects thereof, or if we undergo an ownership change, our ability to use our NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could also result in an ownership change under Sections 382 and 383 of the Code. In addition, for taxable years beginning after December 31, 2020, utilization of federal NOLs generated in tax years beginning after December 31, 2017 are limited to a maximum of 80% of the taxable income for such year, after taking into account utilization of NOLs generated in years beginning before January 1, 2018 and determined without regard to such NOL deduction. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to use a material portion of the NOLs, even if we attain profitability. The reduction of the corporate tax rate under recently-enacted U.S. tax legislation may cause a reduction in the economic benefit of our NOLs and other deferred tax assets available to us.

Risks Related to Development, Clinical Testing, Manufacturing and Regulatory Approval

Our product candidates are designed for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop product candidates is novel and may never lead to marketable products.

The discovery and development of targeted therapies for patients with genetically defined cancers is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. The patient populations for our product candidates are not completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify these patients. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific genetic alterations respond to our product candidates and developing companion diagnostics to identify such genetic alterations. Furthermore, even if we are successful in identifying patients, we cannot be certain that the resulting patient populations will be large enough to allow us to successfully conduct clinical trials, and if approved, commercialize our products and achieve profitability. Therefore, we do not know if our approach of treating patients with genetically defined cancers will be successful, and if our approach is unsuccessful, our business will suffer.

Clinical trials are expensive, time-consuming and difficult to design and implement, and involve an uncertain outcome.

Before obtaining marketing approval from the FDA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. We may experience delays in initiating and completing any clinical trials that we are conducting or intend to conduct, including as a result of the COVID-19 pandemic, and we do not know whether our ongoing or planned clinical trials will begin or progress on schedule, need to be redesigned, enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies;

•	obtaining regulatory authorizations to commence a trial or consensus with regulatory authorities on trials design;

•

reaching an agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining Institutional Review Board, or IRB, approval at each site, or Independent Ethics Committee, or IEC, approval at sites outside the United States;

•	changes to clinical trial protocols;

•	recruiting suitable patients to participate in a trial in a timely manner and in sufficient numbers;

•	having patients complete a trial or return for post-treatment follow-up;

•

imposition of a clinical hold by regulatory authorities, including as a result of unforeseen safety issues or side effects or failure of trial sites to adhere to regulatory requirements or follow trial protocols;

•	clinical sites deviating from trial protocol or dropping out of a trial;

•	addressing patient safety concerns that arise during the course of a trial;

•	the occurrence of serious adverse events in trials of the same class of agents conducted by other companies;

•	subjects choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;

•	adding a sufficient number of clinical trial sites;

•	manufacturing sufficient quantities of product candidate with sufficient quality for use in clinical trials;

•	lack of adequate funding to continue the clinical trial;

•	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;

•

a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practice, or cGMP, regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

•	any changes to our manufacturing process that may be necessary or desired;

•

third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or GCP, or other regulatory requirements;

•	third-party contractors not performing data collection or analysis in a timely or accurate manner; or

•

third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs or IECs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board, or DSMB, for such trial or the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance, as described in “—Risks Related to Our Dependence on Third Parties.”

We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial which, if successful, would represent a well-controlled trial for purposes of seeking marketing approval. It may be necessary to re-design our clinical trials, including to conduct clinical trials of our product candidates in combination with other therapies, in an effort to achieve the response rates sufficient to support marketing approval. We cannot be certain that our ongoing or planned clinical trials or any other future clinical trials will be successful. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could seriously harm our business.

Further, conducting clinical trials in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of a clinical trial. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of a product candidate.

If we experience delays in the commencement or completion of any clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of AL101, AL102 or any other product candidate we develop could be harmed, and our ability to generate revenues may be delayed. In addition, any delays in our clinical trials could increase our costs, slow the development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

We were not involved in the early development of our lead product candidates; therefore, we are dependent on third parties having accurately generated, collected and interpreted data from certain preclinical studies and clinical trials for our product candidates.

We licensed exclusive worldwide rights to AL101 and AL102 from BMS in November 2017, and were not involved in or able to control the development of AL101 and AL102 prior to such time. While BMS is contractually obligated to provide all data it generated from preclinical studies and clinical trials conducted for AL101 and AL102 prior to our licensing of such products, in certain instances we are currently reliant upon reports BMS generated analyzing such data. In the event further data is required by a regulatory authority or otherwise in our development of AL101 and/or AL102 and BMS does not comply with its contractual obligation to provide such data, we could incur increased costs in re-analyzing certain preclinical and clinical data and will experience delays in the development of AL101 and AL102, which could adversely affect our financial position and delay our ability to commercialize AL101 and AL102.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for AL101, AL102 or any other product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested. We have not obtained regulatory approval for any product candidate and it is possible that we will never obtain regulatory approval for AL101, AL102 or any other product candidate. We are not permitted to market any of our product candidates in the United States until we receive regulatory approval of an NDA from the FDA.

Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory agencies, that such product candidate is safe and effective for its intended use. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities.

The FDA or any foreign regulatory bodies can delay, limit or deny approval of our product candidates or require us to conduct additional preclinical or clinical testing or abandon a program for many reasons, including:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

•

serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates, or other products containing the active ingredient in our product candidates;

•	negative or ambiguous results from our clinical trials or results that may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

•	the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;

•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•

the data collected from clinical trials of our product candidates may not be acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials;

•	the FDA’s or the applicable foreign regulatory agency’s disagreement regarding the formulation, labeling and/or the specifications of our product candidates;

•

the FDA or comparable foreign regulatory authorities may fail to approve or find deficiencies with the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or comparable foreign regulatory authority approval. We cannot guarantee that the FDA or foreign regulatory authorities will interpret trial results as we do, and more trials could be required before we are able to submit applications seeking approval of our product candidates. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Furthermore, the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA or comparable foreign regulatory authorities delaying, limiting or denying approval of our product candidates.

Of the large number of drugs in development, only a small percentage successfully complete the regulatory approval processes and are commercialized. This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market AL101, AL102 or any other product candidate, which would significantly harm our business, results of operations and prospects.

In addition, the FDA or the applicable foreign regulatory agency also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or applicable foreign regulatory agency may approve a product candidate with a Risk Evaluation and Mitigation Strategy, or REMS, or a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Regulatory authorities may also grant approval contingent on the performance of costly post-marketing clinical trials. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials.

Patient enrollment and retention in clinical trials depends on many factors, including:

•	the size and nature of the patient population;

•	the severity of the disease under investigation;

•	the patient eligibility criteria defined in the protocol;

•	the size of the patient population required for analysis of the trial’s primary endpoints;

•	the nature of the trial protocol;

•	the existing body of safety and efficacy data with respect to the product candidate;

•	the number of clinical sites and the proximity of patients to clinical sites;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•

clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;

•	competing clinical trials being conducted by other companies or institutions;

•	the COVID-19 pandemic;

•	our ability to maintain patient consents; and

•	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

For example, we are currently conducting our Phase 2 ACCURACY trial of AL101 in a subset of R/M ACC patients with Notch-activating mutations and intend to conduct a Phase 2 clinical trial of AL101 in a subset of R/M TNBC patients with Notch-activating mutations in the second half of 2020 and a Phase 2 trial of AL101 in R/R T-ALL patients in the second half of 2020, subject to the impact of COVID-19 on our business. We cannot be sure that we will be able to identify a sufficient number of patients with this genotype in a timely manner to initiate the R/M TNBC and R/R T-ALL Phase 2 trials at their respective target dates, or in sufficient numbers to complete these trials or our Phase 2 ACCURACY trial. Furthermore, any negative results we may report in clinical trials of any product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs or program delays, which could have a harmful effect on our strategy to rapidly advance the clinical development of our product candidates or could render further development impossible.

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of our product candidates may be delayed and our business will be harmed.

For planning purposes, we sometimes estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies and clinical trials, the regulatory submissions or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, the initiation of other clinical trials, receipt of regulatory approval or the commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

•	our available capital resources or capital constraints we experience;

•	the rate of progress, costs and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating clinicians and collaborators;

•	our ability to identify and enroll patients who meet clinical trial eligibility criteria;

•	our receipt of authorizations by the FDA and comparable foreign regulatory authorities, and the timing thereof;

•	other actions, decisions or rules issued by regulators;

•	our ability to access sufficient, reliable and affordable supplies of materials used in the manufacture of our product candidates;

•	our ability to manufacture and supply clinical trial materials to our clinical sites on a timely basis;

•	the severity, duration and impact of the COVID-19 pandemic;

•	the efforts of our collaborators with respect to the commercialization of our products, if any; and

•	the securing of, costs related to, and timing issues associated with, commercial product manufacturing as well as sales and marketing activities.

If we fail to achieve announced milestones in the timeframes we expect, the commercialization of any of our product candidates may be delayed, and our business, results of operations, financial condition and prospects may be adversely affected.

Results of preclinical studies, early clinical trials or analyses may not be indicative of results obtained in later trials.

The results of preclinical studies, early clinical trials or analyses of our product candidates, including our post hoc analyses of AL101 and AL102, may not be predictive of the results of later-stage clinical trials or the results of clinical trials of the same product candidates in other indications. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. In addition, conclusions based on promising data from analyses of clinical results, such as our post hoc analyses, may be shown to be incorrect when implemented in prospective clinical trials. Even if our Phase 2 ACCURACY trial of AL101 for the treatment of R/M ACC and any other clinical trials of AL101 or AL102 are completed as planned, we cannot be certain that their results will support the safety and efficacy sufficient to obtain regulatory approval. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Moreover, the results of clinical trials of a product candidate in a particular indication may not be predictive of the results of clinical trials of that product candidate in other indications.

In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments and may be using other approved products or investigational new drugs, which can cause side effects or adverse events that are unrelated to our product candidate. As a result, assessments of efficacy and safety can vary widely for a particular patient, and from patient to patient and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

Our product candidates may cause serious adverse events or undesirable side effects, which may delay or prevent marketing approval, or, if approved, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

As is the case with pharmaceuticals generally, it is likely that there may be side effects and adverse events associated with our product candidates’ use. Results of any clinical trial we conduct could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Serious adverse events or undesirable side effects caused by AL101, AL102 or any other product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. To date, patients treated with AL101 or AL102 have experienced adverse events that include nausea, vomiting, diarrhea, fatigue, cough, decreased appetite, epistaxis, dry skin, insomnia and hypophosphatemia. In addition, in the Phase 1 studies conducted by BMS, there was one patient death that was assessed by the investigator to be treatment-related and there was one patient death that BMS determined could have been treatment-related. In our Phase 2 ACCURACY trial, there have been four deaths within 30 days of stopping AL101 treatment, two of which were assessed by the investigator not to be treatment-related, one of which was assessed by the investigator to likely be treatment-related but assessed by the trial sponsor as the result of advanced disease and/or pneumonia, and the last of which was assessed by the investigator to possibly be treatment-related but the investigator considered the subject’s COVID-19 infection as an alternate cause of death. Patients in our ongoing and planned clinical trials may in the future suffer other serious adverse events or other side effects not observed in our preclinical studies or previous clinical trials. In addition, if our product candidates are used in combination with other therapies, our product candidates may exacerbate adverse events associated with the therapy and the severity and frequency of adverse events may be greater than the cumulative severity and frequency of such adverse events when the therapies are used as monotherapies. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to our product candidates, but may still impact the success of our clinical trials. The inclusion of critically ill patients in our clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses.

If unacceptable side effects arise in the development of our product candidates, we, the FDA or the IRBs at the institutions in which our studies are conducted, or the DSMB, if constituted for our clinical trials, could recommend a suspension or termination of our clinical trials, or the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. In addition, drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete a trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;

•	regulatory authorities may require additional warnings on the label, such as a “black box” warning or contraindication;

•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;

•	we may be required to implement a REMS or create a medication guide outlining the risks of such side effects for distribution to patients;

•	we could be sued and held liable for harm caused to patients;

•	the product may become less competitive; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of a product candidate, if approved, and could significantly harm our business, results of operations and prospects.

The market opportunities for AL101 and AL102, if approved, may be smaller than we anticipate.

We expect to initially seek approval of AL101 for the treatment of R/M ACC. Our projections of the number of ACC patients, the number of R/M ACC patients and the proportion of R/M ACC patients with Notch-activating mutations are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, patient foundations and publicly available databases, and may prove to be incorrect. Further, new sources may reveal a change in the estimated number of patients, and the number of patients may turn out to be lower than expected. Additionally, the potential addressable patient population for our current programs or future product candidates may be limited. The ultimate market opportunity for our product candidates will depend on, among other things, the final labeling for such product candidates as agreed with the FDA or comparable foreign regulatory authorities, acceptance by the medical community and patient access, potential competition and drug pricing and reimbursement. Even if we obtain significant market share for any product candidate, if approved, if the potential target populations are small, we may never achieve profitability without obtaining marketing approval for additional indications.

We may not be successful in developing, or collaborating with others to develop, diagnostic tests to identify patients with Notch-activating mutations.

We are currently developing product candidates that target the aberrant activation of the Notch pathway and believe that our product candidates, if approved, would be used as treatments for patients with Notch-activating mutations. Commercially available diagnostic tests are limited in their ability to uncover all potential Notch-activating mutations, as they do not cover all four Notch genes and only uncover simple mutations in the Notch gene locus, such as point mutations, insertions, deletions and copy number variations. These tests are able to detect only a subset of the patients with Notch-activating mutations. To identify additional patients with Notch-activating mutations who we believe may benefit from the use of our product candidates, we intend to collaborate with leading diagnostics companies to improve the testing capabilities for Notch-activating mutations. However, the development of such diagnostic tests is expensive, difficult and we and our collaborators may be unable to successfully do so within a reasonable amount of time with acceptable costs, if at all.

In addition, collaborations are subject to substantial additional risks and uncertainties, as described under “—Risks Related to Our Dependence on Third Parties.” For example, if our collaborators do not successfully carry out their contractual duties or obligations or fail to meet expected deadlines, the addressable patient population for our product candidates may be limited. Further, if our relationship with any collaborator terminates, we may not be able to enter into alternative collaborative arrangements or do so on commercially reasonable terms. The occurrence of any of the above will have an adverse impact on our business, financial condition and prospects.

Even if we or our collaborators are successful in developing diagnostic tests that uncover additional Notch-activating mutations, such diagnostic tests may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community for reasons such as cost, ease of use and belief regarding the effectiveness of our product candidates.

We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates.

We have never obtained marketing approval for a product candidate. It is possible that the FDA may refuse to accept for substantive review any NDAs that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA does not accept or approve our NDAs for our product candidates, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA that we submit may be delayed, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs.

Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our product candidates, generating revenues and achieving and sustaining profitability. If any of these outcomes occurs, we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business.

Even if we obtain FDA approval for AL101, AL102 or any other product candidate in the United States, we may never obtain approval for or commercialize AL101, AL102 or any other product candidate in any other jurisdiction, which would limit our ability to realize their full market potential.

In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval elsewhere. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country.

Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and increased costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

Additionally, the United Kingdom left the European Union, or EU, on January 31, 2020, an event commonly referred to as Brexit, under the terms of a withdrawal agreement, entering into a “transition period” set to end on December 31, 2020 during which the United Kingdom will essentially be treated as a member state of the EU and the regulatory regime will remain the same across the United Kingdom and the European Union. The U.K. government passed a withdrawal agreement bill that prohibits any extension to the transition period beyond the end of 2020. After the transition period, the future relationship between the United Kingdom and the European Union will be governed by any agreements negotiated during the transition period. Since a significant proportion of the regulatory framework affecting the pharmaceutical and biotechnology industries in the United Kingdom is derived from the European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom and/or the European Union. In addition, following the Brexit vote, the European Union moved the European Medicines Agency’s, or the EMA, headquarters from the United Kingdom to the Netherlands. This transition may cause disruption in the administrative and medical scientific links between the EMA and the U.K. Medicines and Healthcare products Regulatory Agency, including delays in granting clinical trial authorization or marketing authorization, disruption of import and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the United Kingdom and/or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union, and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occurs, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or EU for our product candidates, which could significantly and materially harm our business.

Even if we obtain regulatory approval for AL101, AL102 or any product candidate, we will still face extensive and ongoing regulatory requirements and obligations and any product candidates, if approved, may face future development and regulatory difficulties.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and GCP requirements for any clinical trials that we conduct post-approval.

Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product candidate may be marketed or to the conditions of approval, including a requirement to implement a REMS. If any of our product candidates receives marketing approval, the accompanying label may limit the approved indicated use of the product candidate, which could limit sales of the product candidate. The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. Violations of the Federal Food, Drug, and Cosmetic Act, or FDCA, relating to the promotion of prescription drugs may lead to FDA enforcement actions and investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on manufacturing such products;

•	restrictions on the labeling or marketing of products;

•	restrictions on product manufacturing, distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters or untitled letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of our products;

•	product seizure; or

•	injunctions or the imposition of civil or criminal penalties.

Further, the FDA’s policies may change, and additional government regulations may be enacted that could impose extensive and ongoing regulatory requirements and obligations on any product candidate for which we obtain marketing approval. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the current presidential administration may impact our business and industry. Namely, the current presidential administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these executive actions will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of drugs for off-label uses.

If any of our product candidates is approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

If we are required by the FDA to obtain approval of a companion diagnostic device in connection with approval of one of our product candidates, and we do not obtain or face delays in obtaining FDA approval of a companion diagnostic device, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.

According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. We plan to collaborate with patient diagnostic companies during our clinical trial enrollment process to help identify patients with tumor gene alterations that we believe are most likely to respond to our product candidates. If a satisfactory companion diagnostic is not commercially available, we may be required to create or obtain one that would be subject to regulatory approval requirements. The process of obtaining or creating such diagnostic is time consuming and costly.

Companion diagnostics are developed in conjunction with clinical programs for the associated product and are subject to regulation as medical devices by the FDA and comparable foreign regulatory authorities, and, to date, the FDA has required premarket approval of all companion diagnostics for cancer therapies. Generally, when a companion diagnostic is essential to the safe and effective use of a therapeutic product, the FDA requires that the companion diagnostic be approved before or concurrent with approval of the therapeutic product and before a product can be commercialized. The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express the specific genetic alteration that the companion diagnostic was developed to detect.

If the FDA or a comparable foreign regulatory authority requires approval of a companion diagnostic for any of our product candidates, whether before or after the product candidate obtains marketing approval, we and/or third-party collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates.

We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process for the companion diagnostic or in transferring that process to commercial partners or negotiating insurance reimbursement plans, all of which may prevent us from completing our clinical trials or commercializing our product candidates, if approved, on a timely or profitable basis, if at all.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of foreign manufacturing facilities and products, postponed routine surveillance inspections of domestic manufacturing facilities and is conducting only teleconference meetings. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

We have been granted Orphan Drug Designation for AL101 for the treatment of ACC and may seek Orphan Drug Designation for other indications or product candidates, and we may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity, and may not receive Orphan Drug Designation for other indications or for our other product candidates.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs intended for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. However, Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

In May 2019, the FDA granted Orphan Drug Designation to AL101 for the treatment of ACC. We may seek Orphan Drug Designations for AL101 in other indications or for AL102 or other product candidates. There can be no assurances that we will be able to obtain such designations.

Even if we obtain Orphan Drug Designation for any product candidate in specific indications, we may not be the first to obtain marketing approval of such product candidate for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Further, even if we obtain orphan drug exclusivity in the United States for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Further, the composition of matter patents for AL101 and AL102 will expire in 2032 and 2033, respectively, and if orphan drug exclusivity does not protect these products from competition, our business and financial condition could be materially adversely affected.

Although we have received Fast Track designation for AL101, and may seek Fast Track designation for our other product candidates, such designations may not actually lead to a faster development timeline, regulatory review or approval process.

If a drug is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a drug sponsor may apply for FDA Fast Track designation. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

We have received Fast Track designation for AL101 for the treatment of patients with R/M ACC, and we may seek Fast Track designations for additional indications for AL101 or for our other product candidates. However, the FDA has broad discretion whether or not to grant such designations. If we seek a designation for a product candidate, we may not receive it from the FDA. Even if we receive it, such designation does not ensure that we will receive marketing approval or that approval will be granted within any particular time frame. We may not experience a faster development or regulatory review or approval process compared to conventional FDA procedures. In addition, the FDA may withdraw a designation if it believes that the designation is no longer supported by data from our clinical development program.

We may attempt to secure approval from the FDA or comparable foreign regulatory authorities through the use of accelerated approval pathways. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

We may in the future seek an accelerated approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verity and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

Prior to seeking accelerated approval for any of our product candidates, we intend to seek feedback from the FDA and will otherwise evaluate our ability to seek and receive accelerated approval. There can be no assurance that after our evaluation of the feedback and other factors we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent FDA feedback we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or receive an expedited regulatory designation for our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. The FDA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, including bridging or comparability testing to demonstrate the validity of clinical data obtained in clinical trials following manufacturing changes, FDA notification or FDA approval.

Because certain of our prior clinical trials of AL101 and AL102 were conducted by third parties, we will need to perform analytical and other tests to demonstrate that any new drug product material is comparable in all respects, including potency, to the product used in such earlier clinical trials. There is no assurance that any such product will pass the required comparability testing, that any other future third-party manufacturer that we engage will be successful in producing our product candidates or that any materials produced by any third-party manufacturer that we engage will have the same effect in patients that we have observed to date with respect to materials used in prior clinical trials.

All of the above could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

Moreover, we have not yet manufactured or processed on a commercial scale and may not be able to do so for any of our product candidates if approved. We may make changes as we work to optimize our manufacturing processes, but we cannot be sure that even minor changes in our processes will result in therapies that are safe and effective and approved for commercial sale.

Potential product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

The use of AL101, AL102 or any other product candidates we may develop in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation and significant negative media attention;

•	withdrawal of participants from our clinical trials;

•	significant costs to defend the litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	inability to commercialize AL101, AL102 or any other product candidate;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	decreased market demand for any product, if approved; and

•	loss of revenue.

Our insurance policies are expensive and protect us only from some business risks, which leaves us exposed to significant uninsured liabilities.

We currently carry insurance with an aggregate of $5 million in coverage. However, we do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, property, umbrella, clinical trials and directors’ and officers’ insurance.

Any additional product liability insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for any of our product candidates, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the commercialization of any product candidates we develop.

We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

Risks Related to Commercialization

We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results than those achieved by our product candidates. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff, experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly as they develop novel approaches to treating disease indications that our product candidates are also focused on treating. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel therapeutics or to in-license novel therapeutics that could make the product candidates that we develop obsolete. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaboration partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products.

We consider our most direct competitors with respect to AL101 and AL102 to be companies developing gamma secretase inhibitors, including SpringWorks Therapeutics, Inc. and Celgene Corporation, recently acquired by BMS, or companies that develop Notch inhibitors, including Cellestia Biotech AG and Ciclomed LLC. In addition, with respect to AL101 for the treatment of ACC, we are aware that other companies are, or may be, developing products for this indication, including GlaxoSmithKline plc, Cellestia Biotech AG and LSK BioPartners, Inc. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.

Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances.

The successful commercialization of AL101, AL102 and any other product candidate we develop will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels, and pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as AL101 and AL102, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize AL101, AL102 and any other product candidates we develop. Assuming we obtain coverage for our product candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs or biologics when an equivalent generic drug, biosimilar, or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidates as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing drugs may limit the amount we will be able to charge for our product candidates. Increasingly, other third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates and may not be able to obtain a satisfactory financial return on our product candidates.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered. The Medicare and Medicaid programs increasingly are used as models in the United States for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries have and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of the national health systems. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and third-party payors in the United States to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.

Even if AL101, AL102 or any other product candidate we develop receives marketing approval, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

If AL101, AL102 or any other product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenues or become profitable. The degree of market acceptance of our product candidates, if approved, will depend on a number of factors, including but not limited to:

•	the efficacy and potential advantages compared to alternative treatments;

•	effectiveness of sales and marketing efforts;

•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;

•	our ability to offer our products for sale at competitive prices;

•	the convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support;

•	the timing of market introduction of competitive products;

•	the availability of third-party coverage and adequate reimbursement;

•	product labeling or product insert requirements of the FDA, EMA or other regulatory authorities, including any limitations on warnings contained in a product’s approved labeling;

•	the prevalence and severity of any side effects; and

•	any restrictions on the use of our product together with other medications.

Because we expect sales of our product candidates, if approved, to generate substantially all of our revenues for the foreseeable future, the failure of our product candidates to find market acceptance would harm our business and could require us to seek additional financing.

If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing AL101 and AL102, if approved.

We do not have any infrastructure for the sales, marketing or distribution of AL101 and AL102, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market and successfully commercialize AL101, AL102 or any other product candidate we develop, if approved, we must build our sales, distribution, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. We expect to build a focused sales, distribution and marketing infrastructure to market AL101 and AL102, if approved. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact the commercialization of that product. Additionally, if the commercial launch of AL101 or AL102 for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our product candidates on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to physicians or attain adequate numbers of physicians to prescribe our products; and

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our product candidates, if approved, in certain markets overseas. Therefore, our future success will depend, in part, on our ability to enter into and maintain collaborative relationships for such capabilities, the collaborator’s strategic interest in a product and such collaborator’s ability to successfully market and sell the product. We intend to pursue collaborative arrangements regarding the sale and marketing of AL101 and AL102, if approved, for certain markets overseas; however, we cannot assure you that we will be able to establish or maintain such collaborative arrangements, or if able to do so, that they will have effective sales forces. To the extent that we depend on third parties for marketing and distribution, any revenues we receive will depend upon the efforts of such third parties, and there can be no assurance that such efforts will be successful.

If we are unable to build our own sales force or negotiate a collaborative relationship for the commercialization of AL101 and AL102, we may be forced to delay the potential commercialization of AL101 and AL102 or reduce the scope of our sales or marketing activities for AL101 or AL102. If we need to increase our expenditures to fund commercialization activities for AL101 and AL102, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. We may also have to enter into collaborative arrangements for AL101 and AL102 at an earlier stage than otherwise would be ideal and we may be required to relinquish rights to AL101 and AL102 or otherwise agree to terms unfavorable to us. Any of these occurrences may have an adverse effect on our business, operating results and prospects.

If we are unable to establish adequate sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates and may never become profitable. We will be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

A variety of risks associated with operating internationally could materially adversely affect our business.

Our principal executive offices are located in Israel and certain of our product candidates may be manufactured at third-party facilities located in the United States, United Kingdom, India and Australia. In addition, our business strategy includes potentially expanding internationally if any of our product candidates receives regulatory approval. Doing business internationally involves a number of risks, including but not limited to:

•

multiple, conflicting and changing laws and regulations, such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;

•	additional potentially relevant third-party patent rights;

•	complexities and difficulties in obtaining protection and enforcing our intellectual property;

•	difficulties in staffing and managing foreign operations;

•	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;

•	limits in our ability to penetrate international markets;

•

financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

•	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;

•	certain expenses including, among others, expenses for travel, translation and insurance; and

•

regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions, or its anti-bribery provisions.

Any of these factors could significantly harm our international expansion and operations and, consequently, our results of operations.

Risks Related to Our Dependence on Third Parties

Our employees and independent contractors, including principal investigators, CROs, consultants, vendors, and any third parties we may engage in connection with development and commercialization may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

Our employees and independent contractors, including principal investigators, consultants, vendors and any third parties we may engage in connection with development and commercialization of our product candidates, could engage in misconduct, including intentional, reckless or negligent conduct or unauthorized activities that violate the laws and regulations of the FDA or other similar regulatory requirements of other authorities, including those laws that require the reporting of true, complete and accurate information to such authorities; manufacturing standards; data privacy, security, fraud and abuse and other healthcare laws and regulations; or laws that require the reporting of true, complete and accurate financial information and data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creation of fraudulent data in preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid, other U.S. federal healthcare programs or healthcare programs in other jurisdictions, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

We currently rely on third-party CMO for the production of clinical supply of AL101 and AL102 and intend to rely on CMOs for the production of commercial supply of AL101 and AL102, if approved. Our dependence on CMOs may impair the development of AL101 and AL102 and may impair the commercialization of AL101 and AL102, if approved, which would adversely impact our business and financial position.

We have limited personnel with experience in manufacturing, and we do not own facilities for manufacturing AL101, AL102 or any product candidate. Instead, we rely on and expect to continue to rely on CMOs for the supply of cGMP-grade clinical trial materials and commercial quantities of AL101, AL102 and any future product candidates, if approved. Reliance on CMOs may expose us to more risk than if we were to manufacture our product candidates ourselves. We plan to rely on CMOs to provide a sufficient clinical and commercial supply of AL101 and AL102.

The facilities used to manufacture our product candidates must be inspected by the FDA and comparable foreign authorities. While we provide oversight of manufacturing activities, we do not and will not control the execution of manufacturing activities by, and are or will be essentially dependent on, our CMOs for compliance with cGMP requirements for the manufacture of our product candidates. As a result, we are subject to the risk that our product candidates may have manufacturing defects that we have limited ability to prevent. CMOs may also have competing obligations that prevent them from manufacturing our product candidates in a timely manner. If a CMO cannot successfully manufacture material that conforms to our specifications and the regulatory requirements, we will not be able to secure or maintain regulatory approval for the use of our product candidates in clinical trials, or for commercial distribution of our product candidates, if approved. In addition, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval or finds deficiencies in the future, we may need to find alternative manufacturing facilities, which would delay our development program and significantly impact our ability to develop, obtain regulatory approval for or commercialize our product candidates, if approved. In addition, any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacture of our product candidates or that obtained approvals could be revoked. Furthermore, CMOs may breach existing agreements they have with us because of factors beyond our control. They may also terminate or refuse to renew their agreement at a time that is costly or otherwise inconvenient for us. If we were unable to find an adequate CMO or another acceptable solution in time, our clinical trials could be delayed or our commercial activities could be harmed.

We rely on and will continue to rely on CMOs to purchase from third-party suppliers the raw materials necessary to produce our product candidates. We do not and will not have control over the process or timing of the acquisition of these raw materials by our CMOs. The COVID-19 pandemic may also have an impact on the ability of our CMOs to acquire raw materials. Moreover, we currently do not have any agreements for the production of these raw materials. Supplies of raw materials could be interrupted from time to time and we cannot be certain that alternative supplies could be obtained within a reasonable time frame, at an acceptable cost, or at all. In addition, a disruption in the supply of raw materials could delay the commercial launch of our product candidates, if approved, or result in a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates. Growth in the costs and expenses of raw materials may also impair our ability to cost effectively manufacture our product candidates. There are a limited number of suppliers for the raw materials that we may use to manufacture our product candidates and we may need to assess alternative suppliers to prevent a possible disruption of the manufacture of our product candidates. Moreover, our product candidates utilize drug substances that are produced on a small scale, which could limit our ability to reach agreements with alternative suppliers.

Finding new CMOs or third-party suppliers involves additional cost and requires our management’s time and focus. In addition, there is typically a transition period when a new CMO commences work. Although we generally have not, and do not intend to, begin a clinical trial unless we believe we have on hand, or will be able to obtain, a sufficient supply of our product candidates to complete the clinical trial, any significant delay in the supply of our product candidates or the raw materials needed to produce our product candidates, could considerably delay conducting our clinical trials and potential regulatory approval of our product candidates.

As part of their manufacture of our product candidates, our CMOs and third-party suppliers are expected to comply with and respect the intellectual property and proprietary rights of others. If a CMO or third-party supplier fails to acquire the proper licenses or otherwise infringes, misappropriates or otherwise violates the intellectual property or proprietary rights of others in the course of providing services to us, we may have to find alternative CMOs or third-party suppliers or defend against applicable claims, either of which would significantly impact our ability to develop, obtain regulatory approval for or commercialize our product candidates, if approved. Further, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our product candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain COVID-19 or treat its effects.

We are dependent on a small number of suppliers for some of the materials used to manufacture our product candidates, and on one company for the manufacture of the active pharmaceutical ingredient for each of our product candidates.

We currently depend on a small number of suppliers for some of the materials used in, and processes required to develop, our product candidates. We cannot ensure that these suppliers or service providers will remain in business or have sufficient capacity or supply to meet our needs, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of a small number of suppliers exposes us to several risks, including disruptions in supply, price increases or late deliveries. There are, in general, relatively few alternative sources of supply for substitute materials. Our current vendors may be unable or unwilling to meet our future demands for our clinical trials or commercial sale. Finding suitable replacement suppliers, materials and processes could take a substantial amount of time and it may be difficult to establish replacement suppliers who meet regulatory requirements. Any disruption or delay in supply could compromise our ability to pursue development and eventual commercialization of our product candidates.

We intend to rely on third parties to conduct, supervise and monitor our clinical trials. If those third parties do not successfully carry out their contractual duties, or if they perform in an unsatisfactory manner, it may harm our business.

We rely, and will continue to rely, on CROs, CRO-contracted vendors and clinical trial sites to ensure the proper and timely conduct of our clinical trials, including our Phase 2 ACCURACY trial of AL101 for the treatment of R/M ACC. Our reliance on CROs for clinical development activities limits our control over these activities, but we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards.

We and our CROs will be required to comply with the Good Laboratory Practice requirements for our preclinical studies and GCP requirements for our clinical trials, which are regulations and guidelines enforced by the FDA and are also required by comparable foreign regulatory authorities. Regulatory authorities enforce GCP requirements through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP requirements.

In addition, our clinical trials must be conducted with product produced under cGMP requirements. Accordingly, if our CROs fail to comply with these requirements, we may be required to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be adversely affected if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Our CROs are not our employees, and we do not control whether or not they devote sufficient time and resources to our clinical trials. Our CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities, which could affect their performance on our behalf. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop would be harmed, our costs could increase, and our ability to generate revenue could be delayed.

If our relationship with any CROs terminates, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms. Switching or adding additional CROs involves substantial cost and requires management’s time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have an adverse impact on our business, financial condition and prospects.

Our existing collaboration with Novartis is, and any future collaborations will be, important to our business. If we are unable to maintain our existing collaboration or enter into new collaborations, or if these collaborations are not successful, our business could be adversely affected.

An important part of our strategy is to evaluate and, as deemed appropriate, extend our current or enter into additional partnerships in the future, including potentially with major biopharmaceutical companies. We have limited capabilities for product development and do not yet have any capability for commercialization. Accordingly, we have entered into an evaluation, option and license agreement with Novartis, or the Novartis Agreement, that provides Novartis with the exclusive ability to evaluate, develop, and potentially license, AL102 in combination with Novartis’ BCMA-targeting agents for the treatment of MM. We may also enter into collaborations with other companies to provide us with important technologies or funding for our programs.

Any current or future collaborations we may extend or enter into may pose a number of risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not perform their obligations as expected;

•

collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on preclinical study or clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•

for collaborations involving combination therapies that have not yet been tested together, treatment emergent adverse events may be unforeseen and may negatively impact the development of our product candidates;

•	collaborators may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;

•

a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

•

disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•

collaborators may not properly obtain, maintain, enforce or defend our intellectual property rights or proprietary rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	collaborators may infringe, misappropriate or otherwise violate the intellectual property or proprietary rights of third parties, which may expose us to litigation and potential liability;

•

collaborations may be terminated for the convenience of the collaborator and, if terminated, we would potentially lose the right to pursue further development or commercialization of the applicable product candidates;

•	collaborators may learn about our technology and use this knowledge to compete with us in the future;

•	there may be conflicts between different collaborators that could negatively affect those collaborations and potentially others;

•	the number and type of our collaborations could adversely affect our attractiveness to future collaborators or acquirers; and

•	the loss of, or a disruption in our relationship with, any one or more collaborators could harm our business.

Under the Novartis Agreement, the combination of AL102 with BCMA-targeting agents for the treatment of MM is currently being developed. Under the Novartis Agreement, upon completion of the relevant evaluation studies, we and Novartis will negotiate in good faith to provide for the expansion of the respective clinical collaboration and the establishment of a commercial relationship. However, Novartis has no obligation to continue development of the combination products, regardless of the applicable evaluation studies results.

If any collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research and development funding or milestone or royalty payments under such collaborations. If we do not receive the funding we expect under these agreements, our continued development of our product candidates could be delayed and we may need additional resources to develop additional product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q also apply to the activities of any collaborators and there can be no assurance that our collaborations will produce positive results or successful products on a timely basis or at all.

Additionally, subject to its contractual obligations to us, if one of our collaborators is involved in a business combination or otherwise changes its business priorities, the collaborator might deemphasize or terminate the development or commercialization of our product candidates. If a collaborator terminates its agreement with us, we may find it more difficult to attract new collaborators and the perception of our business and our stock price could be adversely affected.

We may in the future collaborate with additional pharmaceutical and biotechnology companies for development and potential commercialization of our product candidates. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our programs, and our business may be materially and adversely affected.

If we fail to comply with our obligations in the agreements under which we in-license or acquire development or commercialization rights to products, technology or data from third parties, including those for AL101 and AL102, we could lose such rights that are important to our business.

In November 2017, we licensed rights to AL101 and AL102 pursuant to the BMS License Agreement. This agreement imposes on us, and additional agreements we may enter into with other parties in the future may impose on us, diligence, development and commercialization timelines, milestone and royalty payment, insurance and other obligations.

For example, in exchange for the rights granted to us under the BMS License Agreement, we are obligated to pay BMS up to a total of $16.5 million in milestone payments for the ultimate approval of AL101 for the treatment of ACC in addition to other milestone payments that we are required to pay upon the achievement of other clinical development and commercial milestones, royalty payments that could range from a high single-digit to a low teen percentage on net sales of products containing AL101 or AL102, as well as a portion of all consideration we receive in connection with the sublicense or assignment of any patent rights we licensed from BMS, ranging from a mid-teen to mid-double-digit percentage, depending on the development stage of the most advanced product candidate that is subject to the applicable sublicense or assignment. If we or any of our collaborators fail to comply with our obligations under the BMS License Agreement or other current or future agreements, BMS or counterparties to other agreements may have the right to terminate such agreements, in which event we might not be able to develop, manufacture or market any product candidate that is covered by these agreements, which could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, and we may be required to cease the development and commercialization of AL101 and AL102 and any future product candidates that are subject to such agreements.

License agreements may also require us to meet specified development thresholds to maintain the license, including establishing a set timeline for developing and commercializing products.

Disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the license agreement;

•	the sublicensing of patent and other rights under our collaborative development relationships;

•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

•	the priority of invention of patented technology.

In addition, intellectual property license agreements are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. Any of the foregoing risks could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Risks Related to Healthcare Laws and Other Legal Compliance Matters

Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates, if approved, and may affect the prices we may set.

In the United States, EU, and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

•

an annual, non-deductible fee payable by any entity that manufactures or imports certain branded prescription drugs and biologic agents (other than those designated as orphan drugs), which is apportioned among these entities according to their market share in certain government healthcare programs;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•

new requirements to report certain financial arrangements with physicians and teaching hospitals, including reporting “transfers of value” made or distributed to prescribers and other healthcare providers and reporting investment interests held by physicians and their immediate family members;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively and an extension of the rebate program to individuals enrolled in Medicaid managed care organizations;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•

creation of the Independent Payment Advisory Board, which, once empaneled, will have the authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs and those recommendations could have the effect of law unless overruled by a supermajority vote of Congress; and

•

establishment of a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. The current presidential administration and Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, the U.S. District Court for the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed, the remaining provisions of the ACA are invalid as well. The presidential administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the U.S. District Court for the Northern District of Texas issued an order staying the judgment pending appeal. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the Supreme Court of the United States granted the petitions for writ of certiorari to review this case and has allotted one hour for oral arguments, which are expected to occur in the fall. Litigation and legislation over the ACA are likely to continue and it is uncertain the extent to which any such changes may impact our business or financial condition.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the orphan drug tax credit was reduced as part of a broader tax reform. Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to request access to certain IND products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally-mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than EU, law and policy. National governments and health service providers have different priorities and approaches to the delivery of healthcare and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most EU member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing EU and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved.

In markets outside of the United States and EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, the EU or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. Such laws include:

•

the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving, or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order, or recommendation of, any good, facility, item, or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

the U.S. federal false claims and civil monetary penalties laws, including the civil False Claims Act, or FCA, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;

•

the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations, which also imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and healthcare providers as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information;

•	the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

•

the U.S. federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians, certain other healthcare professionals, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Additionally, on October 25, 2018, President Trump signed into law the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for Patients and Communities Act” which in part (under a provision entitled “Fighting the Opioid Epidemic with Sunshine”) extends the reporting and transparency requirements for physicians in the Physician Payments Sunshine Act to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse midwives (with reporting requirements going into effect in 2022 for payments made in 2021);

•

analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state laws governing the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts, such as the California Consumer Protection Act, or the CCPA, which came into effect beginning in January 2020 and, among other things, requires new disclosures to California individuals and affording such individuals new abilities to opt out of certain sales of personal information, in addition to severely limiting our ability to use their information; and

•

similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of certain protected information, such as the General Data Protection Regulation, or the GDPR, which imposes obligations and restrictions on the collection and use of personal data relating to individuals located in the European Economic Area, or the EEA, and the United Kingdom (including health data).

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

Any clinical trial programs we conduct or research collaborations we enter into in the EEA may subject us to the GDPR.

If we conduct clinical trials or enter into research collaborations in the EEA, we may be subject to the GDPR. The GDPR applies extraterritorially and implements stringent operational requirements for processors and controllers of personal data, including, for example, high standards for obtaining consent from individuals to process then personal data, robust disclosures to individuals, a comprehensive individual data rights regime, data export restrictions governing transfers of data from the EU, to other jurisdictions, short timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to health data, other special categories of personal data and pseudonymised (i.e., key-coded) data and additional obligations if we contract third-party processors in connection with the processing of personal data. The GDPR provides that EU member states may establish their own laws and regulations limiting the processing of personal data, including genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase. If our or our partners’ or service providers’ privacy or data security measures fail to comply with GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of our total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill.

We are subject to environmental, health and safety laws and regulations, and we may become exposed to liability and substantial expenses in connection with environmental compliance or remediation activities.

Our operations, including our development, testing and manufacturing activities, are subject to numerous environmental, health and safety laws and regulations. These laws and regulations govern, among other things, the controlled use, handling, release and disposal of and the maintenance of a registry for, hazardous materials and biological materials, such as chemical solvents, human cells, carcinogenic compounds, mutagenic compounds and compounds that have a toxic effect on reproduction, laboratory procedures and exposure to blood-borne pathogens. If we fail to comply with such laws and regulations, we could be subject to fines or other sanctions.

As with other companies engaged in activities similar to ours, we face a risk of environmental liability inherent in our current and historical activities, including liability relating to releases of or exposure to hazardous or biological materials. Environmental, health and safety laws and regulations are becoming more stringent. We may be required to incur substantial expenses in connection with future environmental compliance or remediation activities, in which case, the production efforts of our third-party manufacturers or our development efforts may be interrupted or delayed.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations. We can face serious consequences for violations.

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors and other partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase in time. We plan to engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents or partners, even if we do not explicitly authorize or have prior knowledge of such activities. Additionally, in many other countries, the healthcare providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the Trade Laws. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Risks Related to Our Intellectual Property

If we fail to comply with our obligations under our existing intellectual property license with BMS and any future intellectual property licenses with third parties, we could lose rights that are important to our business, including the right to develop and commercialize the AL101 and AL102 product candidates.

We are party to a license agreement with BMS which gives us the right to practice certain issued patents to develop and commercialize AL101 and AL102. We may enter into additional license agreements in the future. Our existing license agreements impose, and any future license agreements are likely to impose, various diligence, milestone payment, royalty, insurance and other obligations on us. Any uncured, material breach under these license agreements could result in the loss of our rights to practice such in-licensed intellectual property and could compromise our development and commercialization efforts for any current product candidates, including requiring us to cease the development and commercialization of AL101 and AL102, or future product candidates.

If we are unable to obtain, maintain, protect and enforce patent and other intellectual property protection for our technology and products or if the scope of the patent or other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our proprietary technologies, product candidate development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to AL101, AL102 and any future product candidates. We seek to protect our proprietary position by filing or collaborating with our licensors to file patent applications in the United States and abroad related to our development programs and product candidates. The patent prosecution process is expensive, time-consuming and complex, and we and our collaborators may not be able to file, prosecute, maintain or enforce all necessary or desirable patent applications at a reasonable cost or in a timely manner. Moreover, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.

It is possible that we will fail to identify further patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into confidentiality agreements with employees, consultants, CROs, contractors, manufacturers, advisors and other third parties who have access to our confidential information, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States, EU and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our owned or any licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. The patent applications that we own, or in-license, may fail to result in issued patents with claims that provide further coverage of AL101, AL102 or any other product candidate in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Additionally, any U.S. provisional patent application that we or our licensors file is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of filing the related provisional patent application. If we or our licensors do not timely file any non-provisional patent application, we may lose our priority date with respect to the provisional patent application and any patent protection on the inventions disclosed in the provisional patent application. Even if patents do successfully issue and even if such patents further cover AL101, AL102 or any future product candidate, third parties may challenge their validity, ownership, enforceability or scope, which may result in such patents being narrowed, invalidated, circumvented, or held unenforceable. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of AL101, AL102, or any other product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

If the patent applications we own or have in-licensed with respect to our development programs and product candidates fail to issue, if their validity, breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for AL101, AL102 or any future product candidate, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize future product candidates. Any such outcome could have a material adverse effect on our business.

The patent position of biotechnology and pharmaceutical companies is highly uncertain, involves complex legal, scientific, and factual questions, and is characterized by the existence of large numbers of patents and frequent litigation based on allegations of patent or other intellectual property infringement, misappropriation or other violations. In addition, the laws of jurisdictions outside the United States may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish our ability to protect our inventions or obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our patents or narrow the scope of our patent protection. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in the issuance of patents, or may result in the issuance of patents which fail to protect our technology or products, in whole or in part, or which fail to effectively prevent others from commercializing competitive technologies and products.

The issuance of a patent is not conclusive as to its inventorship, ownership, scope, validity or enforceability, and we may be subject to a third-party pre-issuance submission of prior art, or our owned and licensed patents may be challenged, in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Thus, even if our patent applications issue as patents, they may not issue in a form that will provide us with meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Moreover, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Patent term extensions may be available; however the life of a patent, and the protection it affords, is limited. Without sufficient patent protection for our current or future product candidates, we may be open to competition from generic versions of such products. Our competitors or other third parties may also be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.

In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Moreover, some of our owned and in-licensed patents and patent applications are, and may in the future be, co-owned with third parties. If we are unable to obtain an exclusive license to any such third party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of any such co-owners of our patents in order to enforce such patents against third parties, and such cooperation may not be provided to us. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Third parties may assert claims against us alleging infringement, misappropriation or other violation of their patents or other intellectual property rights, and we may need to become involved in lawsuits to protect or enforce our patents or other intellectual property rights, either of which could result in substantial costs or loss of productivity, delay or prevent the development and commercialization of our product candidates, prohibit our use of proprietary technology or sale of products or put our patents and other proprietary rights at risk.

Our commercial success depends, in part, upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates without alleged or actual infringement, misappropriation or other violations of the patents and proprietary rights of third parties. Litigation relating to infringement, misappropriation or other violation of patent and other intellectual property rights in the pharmaceutical and biotechnology industries is common, including patent infringement lawsuits, interferences, oppositions and post-grant review, inter partes review, reexamination and derivation proceedings before the U.S. Patent and Trademark Office, or USPTO, and corresponding foreign patent offices. The various markets in which we plan to operate are subject to frequent and extensive litigation regarding patents and other intellectual property rights, and third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. In addition, many companies in intellectual property-dependent industries, including the biotechnology and pharmaceutical industries, have employed intellectual property litigation as a means to gain an advantage over their competitors. Numerous U.S., EU and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing product candidates, and as the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement, misappropriation or other violation of the intellectual property rights of third parties. Some claimants may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us.

We may be subject to third-party claims including infringement, interference or derivation proceedings, post-grant review, inter partes review and reexamination proceedings before the USPTO or similar adversarial proceedings or litigation in other jurisdictions. In order to successfully challenge the validity of any such U.S. patent in federal courts, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that any such third-party patents are valid, enforceable and infringed, and the holders of any such patents may be able to block our ability to commercialize the applicable product candidate unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Similarly, if any third-party patents were held by a court of competent jurisdiction to cover aspects of our compositions, formulations, or methods of treatment, prevention or use, the holders of any such patents may be able to prohibit our use of those compositions, formulations, methods of treatment, prevention or use or other technologies, effectively blocking our ability to develop and commercialize the applicable product candidate until such patent expires or is finally determined to be invalid or unenforceable or unless we obtained a license.

In addition, defending such claims would cause us to incur substantial expenses and, if successful, could cause us to pay substantial damages if we are found to be infringing a third party’s patent or other intellectual property rights. These damages potentially include increased damages (possibly treble damages) and attorneys’ fees if we are found to have infringed such rights willfully. Further, if a patent or other intellectual property infringement suit is brought against us or our third-party service providers, our development, manufacturing or sales activities relating to the product or product candidate that is the subject of the suit may be delayed or terminated, as parties making claims against us may obtain injunctive or other equitable relief. As a result of patent or other intellectual property infringement claims, or in order to avoid potential infringement claims, we may choose to seek, or be required to seek, a license from the third party in order to develop and commercialize the applicable product candidate, which may require payment of substantial royalties or fees, or require us to grant a cross-license under our intellectual property rights. These licenses may not be available on reasonable terms or at all. Even if a license can be obtained on reasonable terms, the rights may be non-exclusive, which would give our competitors access to the same intellectual property rights. If we are unable to enter into a license on acceptable terms, we could be prevented from commercializing one or more of our product candidates, or forced to modify such product candidates, or to cease some aspect of our business operations, which could harm our business significantly. We might also be forced to redesign or modify our product candidates so that we no longer infringe the third-party intellectual property rights, which may result in significant cost or delay to us, or which redesign or modification could be impossible or technically infeasible. Even if we were ultimately to prevail, any of these events could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business. In addition, if the breadth or strength of protection provided the patents and patent applications we own or in-license is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

If we or one of our licensors or collaborators were to initiate legal proceedings against a third party to enforce an owned or in-licensed patent covering one of our product candidates, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States and in Europe, defendant counterclaims alleging invalidity or unenforceability are commonplace, and a court may decide that a patent owned or in-licensed by us is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Third parties might allege unenforceability of our patents because during prosecution of the patent an individual connected with such prosecution withheld relevant information, or made a misleading statement. The outcome of proceedings involving assertions of invalidity and unenforceability during patent litigation is unpredictable. With respect to the validity of patents, for example, we cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution, but that an adverse third party may identify and submit in support of such assertions of invalidity. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Our patents and other intellectual property rights also will not protect our technology if competitors design around our protected technology without infringing our patents or other intellectual property rights.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors view these announcements in a negative light, the price of our common stock could be adversely affected. Such litigation or proceedings could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have an adverse effect on our ability to compete in the marketplace. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop, manufacture and market our product candidates.

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including but not limited to the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States, Europe and elsewhere that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. For example, in the United States, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States, EU and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our product candidates could be filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the use of our product candidates. After issuance, the scope of patent claims remains subject to construction as determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. We may incorrectly determine that our product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States, the EU or elsewhere that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates.

From time to time we may identify patents or applications in the same general area as our products and product candidates. We may determine these third-party patents are irrelevant to our business based on various factors including our interpretation of the scope of the patent claims and our interpretation of when the patent expires. If the patents are asserted against us, however, a court may disagree with our determinations. Further, while we may determine that the scope of claims that will issue from a patent application does not present a risk, it is difficult to accurately predict the scope of claims that will issue from a patent application, our determination may be incorrect, and the issuing patent may be asserted against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay monetary damages, we may be temporarily or permanently prohibited from commercializing our product candidates or be required to obtain a license under such patent, which may not be available on reasonable terms or at all. We might, if possible, also be forced to redesign our product candidates so that we no longer infringe, misappropriate or otherwise violate the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Changes in patent laws or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical and pharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical and pharmaceutical industries involve both technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical and pharmaceutical patents is costly, time-consuming and inherently uncertain. In addition, the Leahy-Smith America Invents Act, or the AIA, which was passed in September 2011, resulted in significant changes to the U.S. patent system.

An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned from a “first-to-invent” to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. Under a “first-to-file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we made the invention before it was made by the third party. This will require us to be cognizant of the time from invention to filing of a patent application and be diligent in filing patent applications, but circumstances could prevent us from promptly filing patent applications on our inventions.

Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent with the USPTO. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action.

Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. It is not clear what, if any, impact the AIA will have on the operation of our business. However, the AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our or our licensors’ patent applications and the enforcement or defense of our or our licensors’ issued patents.

We may become involved in opposition, interference, derivation, inter partes review, post-grant review, reexamination or other proceedings challenging our or our licensors’ patent rights, and the outcome of any proceedings are highly uncertain. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our owned or in-licensed patent rights, in whole or in part, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

Additionally, the U.S. Supreme Court has ruled on several patent cases in recent years either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the validity, enforceability and value of patents, once obtained. Depending on decisions by Congress, the federal courts and the USPTO, as well as similar bodies in other jurisdictions, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. Similarly, the complexity and uncertainty of European patent laws have also increased in recent years. In addition, the European patent system is relatively stringent in the type of amendments that are allowed during prosecution. Complying with these laws and regulations could limit our ability to obtain new patents in the future that may be important for our business, and these laws and regulations patents could continue to change in unpredictable ways that could have a material adverse effect on our existing patent rights and our ability to protect and enforce our intellectual property in the future.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and European and other patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance, renewal and annuity fees on any issued patent are due to be paid to the USPTO and European and other patent agencies over the lifetime of a patent. While an inadvertent failure to make payment of such fees or to comply with such provisions can in many cases be cured by additional payment of a late fee or by other means in accordance with the applicable rules, there are situations in which such noncompliance will result in the abandonment or lapse of the patent or patent application, and the partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents within prescribed time limits. If we or our licensors fail to maintain the patents and patent applications covering our product candidates or if we or our licensors otherwise allow our patents or patent applications to be abandoned or lapse, our competitors might be able to enter the market, which would hurt our competitive position and could impair our ability to successfully commercialize our product candidates in any indication for which they are approved, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We enjoy only limited geographical protection with respect to certain patents and we may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting and defending patents covering our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In-licensing patents covering our product candidates in all countries throughout the world may similarly be prohibitively expensive, if such opportunities are available at all, and even in-licensing or filing, prosecuting and defending patents in only those jurisdictions in which we develop or commercialize our product candidates may still be prohibitively expensive or impractical. Competitors may use our and our licensors’ technologies in jurisdictions where we have not obtained patent protection or licensed patents to develop their own products and, further, may export otherwise infringing products to territories where we and our licensors have patent protection, but enforcement is not as strong as that in the United States or the EU. These products may compete with our product candidates, and our or our licensors’ patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

In addition, we may decide to abandon national and regional patent applications while they are still pending. The grant proceeding of each national or regional patent is an independent proceeding which may lead to situations in which applications may be rejected by the relevant patent office, while substantively similar applications are granted by others. For example, relative to other countries, China has a heightened requirement for patentability and specifically requires a detailed description of medical uses of a claimed drug. Furthermore, generic drug manufacturers or other competitors may challenge the scope, validity or enforceability of our or our licensors’ patents, requiring us or our licensors to engage in complex, lengthy and costly litigation or other proceedings. Generic drug manufacturers may develop, seek approval for and launch generic versions of our products. It is also common for, depending on the country, the scope of patent protection to vary for the same product candidate or technology.

The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws or regulations in the United States and the EU, and many companies have encountered significant difficulties in protecting and defending proprietary rights in such jurisdictions. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets or other forms of intellectual property, which could make it difficult for us to prevent competitors in some jurisdictions from marketing competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, are likely to result in substantial costs and divert our efforts and attention from other aspects of our business, and additionally could put at risk our or our licensors’ patents of being invalidated or interpreted narrowly, could increase the risk of our or our licensors’ patent applications not issuing, or could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, while damages or other remedies may be awarded to the adverse party, which may be commercially significant. If we prevail, damages or other remedies awarded to us, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. Furthermore, while we intend to protect our intellectual property rights in our expected significant markets, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our product candidates. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate, which may have an adverse effect on our ability to successfully commercialize our product candidates in all of our expected significant foreign markets. If we or our licensors encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished and we may face additional competition in those jurisdictions.

In some jurisdictions, compulsory licensing laws compel patent owners to grant licenses to third parties. In addition, some countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties under patents relevant to our business, or if we or our licensors are prevented from enforcing patent rights against third parties, our competitive position may be substantially impaired in such jurisdictions. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

If we do not obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of marketing exclusivity for our product candidates, our business may be materially harmed.

The term of any individual patent depends on applicable law in the country where the patent is granted. In the United States, provided all maintenance fees are timely paid, a patent generally has a term of 20 years from its application filing date or earliest claimed non-provisional filing date. Extensions may be available under certain circumstances, but the life of a patent and, correspondingly, the protection it affords is limited. Even if we or our licensors obtain patents covering our product candidates, when the terms of all patents covering a product expire, our business may become subject to competition from competitive medications, including generic medications. Given the amount of time required for the development, testing and regulatory review and approval of new product candidates, patents protecting such candidates may expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

In the United States, a patent that covers an FDA-approved drug or biologic may be eligible for a term extension designed to restore the period of the patent term that is lost during the premarket regulatory review process conducted by the FDA. Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, which permits a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. While the length of such patent term extension is related to the length of time the drug is under regulatory review, patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent per approved drug may be extended and only those claims covering the approved drug product, a method for using it or a method for manufacturing it may be extended. In the EU, our product candidates may be eligible for patent term extensions based on similar legislation. In either jurisdiction, however, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents, fail to exercise due diligence during the testing phase or regulatory review process or otherwise fail to satisfy applicable requirements. Even if we are granted such extension, the duration of such extension may be less than our request. If we are unable to obtain a patent term extension, or if the term of any such extension is less than our request, the period during which we can enforce our patent rights for that product will be in effect shortened and our competitors may obtain approval to market competing products sooner. The resulting reduction of years of revenue from applicable products could be substantial.

Further, under certain circumstances, patent terms covering our products or product candidates may be extended for time spent during the pendency of the patent application in the USPTO (referred to as patent term adjustment, or PTA). The laws and regulations underlying how the USPTO calculates the PTA is subject to change and any such PTA granted by the USPTO could be challenged by a third party. If we do not prevail under such a challenge, the PTA may be reduced or eliminated, resulting in a shorter patent term, which may negatively impact our ability to exclude competitors. Because PTA added to the term of patents covering pharmaceutical products has particular value, our business may be adversely affected if the PTA is successfully challenged by a third party and our ability to exclude competitors is reduced or eliminated.

Our proprietary rights may not adequately protect our technologies and product candidates, and do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	others may be able to make products that are similar to AL101, AL102 or our future product candidates but that are not covered by the claims of the patents that we own or exclusively licensed;

•

others, including inventors or developers of our owned or in-licensed patent technologies who may become involved with competitors, may independently develop similar or alternative technologies or otherwise circumvent any of our technologies without infringing our intellectual property rights;

•

we or any of our collaborators might not have been the first to conceive and reduce to practice the inventions covered by the patents or patent applications that we own, license or will own or license;

•	we or any of our collaborators might not have been the first to file patent applications covering certain of the patents or patent applications that we or they own, license or will own or license;

•	it is possible that our pending patent applications will not lead to issued patents;

•	it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents;

•	issued patents that we own or exclusively license may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

•

our competitors might conduct research and development activities in countries where we do not have patent rights, or in countries where research and development safe harbor laws exist, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	ownership, validity or enforceability of our or our licensors’ patents or patent applications may be challenged by third parties; and

•	the patents of third parties or pending or future applications of third parties, if issued, may have an adverse effect on our business.

Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our reliance on third parties requires us to share our trade secrets, which increases the possibility that our trade secrets will be misappropriated or disclosed, and confidentiality agreements with employees and third parties may not adequately prevent disclosure of trade secrets and protect other proprietary information.

We consider proprietary trade secrets and confidential or unpatented know-how to be important to our business. We may rely on trade secrets or confidential know-how to protect our technology, especially where patent protection is believed by us to be of limited value. However, trade secrets and confidential know-how are difficult to protect, and we have limited control over the protection of trade secrets and confidential know-how used by our licensors, collaborators and suppliers. Because we expect to rely on third parties to manufacture AL101, AL102 and any future product candidates, and we expect to collaborate with third parties on the development of AL101, AL102 and any future product candidates, we must, at times, share trade secrets with them. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. Under such circumstances, trade secrets or confidential know-how can be difficult to maintain as confidential.

To protect this type of information against disclosure or appropriation by competitors, our policy is to require our employees, consultants, CROs, contractors, manufacturers, advisors and other third parties who have access to our confidential information to enter into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with us prior to beginning research or us disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology. Despite our efforts, any such parties may breach these agreements and unintentionally or willfully disclose our confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. The need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Given that our competitive position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations. Enforcing a claim that a third party obtained illegally or misappropriated trade secrets or confidential know-how is expensive, time consuming and unpredictable, and the enforceability of confidentiality agreements and the protection of trade secrets generally may vary from jurisdiction to jurisdiction.

In addition, our agreements typically restrict the ability of our advisors, employees, third-party contractors, consultants, CROs, manufacturers, advisors and other third parties to publish data potentially relating to our trade secrets, although the agreements may grant certain limited publication rights. Despite our efforts to protect our trade secrets, our competitors or other third parties may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s or other third party’s discovery of our trade secrets would impair our competitive position and have a material adverse effect on our business.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We may also rely on trademarks and trade names to protect our business. If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our business may be adversely affected. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our unregistered trademarks or trade names. Over the long term, if we are unable to successfully register our trademarks and trade names and establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

We may need to license certain intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.

The growth of our business may depend in part on our ability to acquire or in-license additional intellectual property or proprietary rights. For example, our programs may involve product candidates that may require the use of additional intellectual property or proprietary rights held by third parties. Our product candidates may also require specific formulations to work effectively and efficiently, which may be covered by intellectual property rights held by others. We may also develop products containing combinations of our compositions and pre-existing pharmaceutical compositions, and could be required by the FDA or comparable foreign regulatory authorities to provide a companion diagnostic test or tests with our product candidates, both of which may also be covered by intellectual property rights held by others. We may be unable to acquire or in-license any relevant third-party intellectual property rights that we identify as necessary or important to our business operations at a reasonable cost or on reasonable terms, if at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. In cases where we are unable to procure sufficient rights to third-party intellectual property rights, we might need to cease use of the compositions or methods covered by such third-party intellectual property rights and/or develop alternative approaches that do not infringe, misappropriate or otherwise violate such intellectual property rights. This could entail additional costs and development delays, and the development of such alternatives may not be feasible. Even if we are able to obtain a license under such intellectual property rights, any such license may be non-exclusive, which may allow our competitors access to the same technologies licensed to us. Any of the foregoing could prevent us from developing or commercializing one or more of our product candidates, or force us to modify such product candidates, or to cease some aspect of our business operations, which could have a material adverse effect on our business.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of their former employers or other third parties or claims asserting ownership of what we regard as our own intellectual property.

We do and may employ and contract with individuals who were previously employed by other biotechnology or pharmaceutical companies. Although we seek to protect our ownership of intellectual property rights by ensuring that our agreements with our employees, collaborators and other third parties with whom we do business include provisions requiring such parties to assign rights in inventions to us and to not use the know-how or confidential information of their former employer or other third parties, we cannot guarantee that we have executed such agreements with all applicable parties. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable personnel or intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees.

In addition, while it is our policy to require our employees, contractors and other third parties who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights under such agreements may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our use of “open source” software could subject our proprietary software to general release and subject us to possible litigation.

Our bioinformatics platform incorporates software licensed under so-called “open source” licenses and we may incorporate open source software into other technologies in the future. Usage of open source software can lead to greater risks than the use of other third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software or other contractual protections or code quality, as it is generally freely accessible and made available to the general public on an “as-is” basis under the terms of a non-negotiable license. Some open source licenses contain requirements that the user disclose source code for modifications it makes to the open source software and license such modifications to third parties at no cost. We monitor our use of open source software in an effort to avoid uses in a manner that would require us to disclose or grant licenses under our proprietary source code based on our modifications of open source code. However, there can be no assurance that such efforts will be successful and we could face claims that we are utilizing open source software in breach of the applicable licenses, which could result in litigation that may cause us to be required to disclose our proprietary source code based on our modifications of open source code, incur expenses and be liable for damages and such litigation could distract our personnel from their normal responsibilities.

Risks Related to Our Employees, Managing Our Growth and Our Operations

Our future success depends on our ability to retain our key personnel and to attract, retain and motivate qualified personnel.

We are highly dependent on the development, regulatory, commercialization and business development expertise of Roni Mamluk, M.D., Ph.D., our Chief Executive Officer, as well as the other principal members of our management, scientific and clinical teams. Although we have formal employment agreements, offer letters or consulting agreements with our executive officers, these agreements do not prevent them from terminating their services at-will with 60 days’ to three months’ advance notice.

If we lose one or more of our executive officers or key employees, our ability to implement our business strategy successfully could be seriously harmed. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize product candidates successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be engaged by entities other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain highly qualified personnel, our ability to develop and commercialize product candidates will be limited.

We may engage in acquisitions or in-licensing transactions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.

In the future, we may enter into transactions to acquire or license, as applicable, other businesses, products or technologies. If we do identify suitable candidates, we may not be able to make such acquisitions or licenses on favorable terms, or at all. Any acquisitions or in-license we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or in-license or issue common stock or other equity securities to the stockholders of the counterparty, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business, product or technology that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions and in-licensing may also divert management attention from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or the effect that any such transactions might have on our operating results.

Our business and operations would suffer in the event of system failures.

Our computer systems, as well as those of our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters (including hurricanes), terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs. For example, the loss of preclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of AL101, AL102 or any other product candidate could be delayed.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors, or breached due to employee error, a technical vulnerability, malfeasance or other disruptions. Although, to our knowledge, we have not experienced any such material security breach to date, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, significant regulatory penalties, and such an event could disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay our clinical development of our product candidates.

Risks Related to Our Common Stock

An active trading market for our common stock may not be sustained.

If an active trading market for our common stock is not sustained, you may not be able to sell your shares quickly or at the market price or at all. Our ability to raise capital to continue to fund operations by selling shares of our common stock and our ability to acquire other companies or technologies by using shares of our common stock as consideration may also be impaired.

The market price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price which you paid for it. The market price for our common stock may be influenced by many factors, including:

•	any delay in the completion of our Phase 2 ACCURACY trial of AL101 for the treatment of R/M ACC;

•	inability to obtain additional funding;

•	the success of competitive products or technologies;

•	actual or expected changes in our growth rate relative to our competitors;

•	results of clinical trials of our product candidates or those of our competitors;

•	developments related to our existing or any future collaborations;

•	adverse regulatory decisions;

•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;

•	regulatory or legal developments in the United States and other countries;

•	development of new product candidates that may address our markets and make our product candidates less attractive;

•	changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;

•	inability to obtain adequate product supply for AL101, AL102 or any other product candidate, or the inability to do so at acceptable prices;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key scientific or management personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	actual or expected changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;

•

significant lawsuits, including patent or shareholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	trading volume of our common stock;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q.

In addition, the trading prices for common stock of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control or significantly influence all matters submitted to stockholders for approval.

Based on the number of shares of common stock outstanding as of March 31, 2020, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 64% of our outstanding voting stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. There were 12,446,611 shares of common stock outstanding as of March 31, 2020. 8,779,944 of such shares are currently restricted as a result of securities laws or lock-up agreements, which may be waived by Citigroup Global Markets Inc. and Jefferies LLC, but will become eligible to be sold at various times beginning 180 days after our IPO, unless held by one of our affiliates, in which case the resale of those securities will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended, or Rule 144. Moreover, holders of an aggregate of 8,636,431 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered all shares of common stock that issued under our equity compensation plans. Such shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements .

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the closing of our IPO. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•

not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We have taken advantage of reduced reporting burdens. . We cannot predict whether investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our stock and our stock price may be reduced or become more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have elected to take advantage of this extended transition period.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

We are evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed time frame or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse, inaccurate or misleading opinion regarding our business, our stock price and trading volume may be negatively impacted.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have, and may never obtain, research coverage by securities and industry analysts. If no or few securities or industry analysts commence coverage of us, the trading price for our stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse, inaccurate or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our target operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are considered a “smaller reporting company.” We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing selected financial data and executive compensation information. We are also exempt from the requirement to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company mean our auditors do not review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock prices may be more volatile.

Provisions in our restated certificate of incorporation and restated bylaws and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our restated certificate of incorporation and our restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from filling vacancies on our board of directors;

•

the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

•

the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our restated certificate of incorporation regarding the election and removal of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•

the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Furthermore, our restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving claims brought against us by stockholders. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our restated certificate of incorporation described above.

We believe this provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors, officers, employees and agents as it may limit any stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers, employees or agents. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Our restated certificate of incorporation designates specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our restated certificate of incorporation specifies that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving claims brought against us by stockholders; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Act of 1933, as amended, or the Securities Act, the Exchange Act, the rules and regulations thereunder or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our restated certificate of incorporation described above.

We believe these provisions benefit us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes and in the application of the Securities Act by federal judges, as applicable, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors, officers, employees and agents as it may limit any stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers, employees or agents. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, would be your sole source of gain.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our common stock would be your sole source of gain on an investment in our common stock for the foreseeable future.

It may be difficult to enforce a U.S. judgment against us, our officers and directors in Israel or the United States, or to assert U.S. securities laws claims in Israel or serve process on our officers and directors.

Not all of our directors or officers are residents of the United States and most of their and our assets are located outside the United States. Service of process upon our non-U.S. resident directors and officers may be difficult to obtain within the United States. We have been informed by our legal counsel in Israel that it may be difficult to assert claims under U.S. securities laws in original actions instituted in Israel or obtain a judgment based on the civil liability provisions of U.S. federal securities laws. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws against us or our non-U.S. officers and directors because Israel may not be the most appropriate forum to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above. Additionally, Israeli courts might not enforce judgments obtained in the United States against us or our non-U.S. directors and executive officers, which may make it difficult to collect on judgments rendered against us or our non-U.S. officers and directors.

Moreover, an Israeli court will not enforce a non-Israeli judgment if it was given in a state whose laws do not provide for the enforcement of judgments of Israeli courts (subject to exceptional cases), if its enforcement is likely to prejudice the sovereignty or security of the State of Israel, if it was obtained by fraud or in the absence of due process, if it is at variance with another valid judgment that was given in the same matter between the same parties, or if a suit in the same matter between the same parties was pending before a court or tribunal in Israel at the time the foreign action was brought.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.

Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, and revising the rules governing net operating losses. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

The reduction of the corporate tax rate under the legislation may cause a reduction in the economic benefit of our net operating loss carryforwards and other deferred tax assets available to us. Furthermore, under the legislation (as recently modified by the Coronavirus Aid, Relief, and Economic Security Act), although the treatment of tax losses generated before December 31, 2017 has generally not changed, for taxable years beginning after December 31, 2020, utilization of NOLs generated in tax years beginning after December 31, 2017 are limited to a maximum of 80% of the taxable income for such year, after taking into account utilization of NOLs generated in years beginning before January 1, 2018 and determined without regard to such NOL deduction. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going-forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the recent tax legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation.

Risks Related to Our Operations in Israel

Political, economic and military instability in Israel may impede our ability to operate and harm our financial results.

Our principal executive offices and research and development facilities are located in Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region could directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors, Hamas (an Islamist militia and political group in the Gaza Strip) and Hezbollah (an Islamist militia and political group in Lebanon). Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations. Ongoing and revived hostilities or other Israeli political or economic factors, could prevent or delay shipments of our products, harm our operations and product development and cause any future sales to decrease. In the event that hostilities disrupt the ongoing operation of our facilities or the airports and seaports on which we depend to import and export our supplies and products, our operations may be materially adverse affected. Furthermore, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries, principally those in the Middle East, still restrict business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities in Israel or political instability in the region continues or increases. These restrictive laws and policies may seriously limit our ability to sell our products in these countries and may have an adverse impact on our operating results, financial conditions or the expansion of our business.

In addition, political uprisings and conflicts in various countries in the Middle East are affecting the political stability of those countries. This instability has raised concerns regarding security in the region and the potential for armed conflict. In Syria, a country bordering Israel, a civil war is taking place. In addition, there are concerns that Iran, which has previously threatened to attack Israel, may step up its efforts to achieve nuclear capability. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza and Hezbollah in Lebanon, as well as a growing presence in Syria. Additionally, the Islamic State of Iraq and Levant, or ISIL, a violent jihadist group whose stated purpose is to take control of the Middle East, remains active in areas within close proximity to Israeli borders. The tension between Israel and Iran and/or these groups may escalate in the future and turn violent, which could affect the Israeli economy in general and us in particular. Any potential future conflict could also include missile strikes against parts of Israel, including our offices and facilities. Such instability may lead to deterioration in the political and trade relationships that exist between the State of Israel and certain other countries. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions, could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business may be disinclined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

Our insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East or for any resulting disruption in our operations. Although the Israeli government has in the past covered the reinstatement value of direct damages that were caused by terrorist attacks or acts of war, we cannot be assured that this government coverage will be maintained or, if maintained, will be sufficient to compensate us fully for damages incurred and the government may cease providing such coverage or the coverage might not suffice to cover potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts, political instability, terrorism, cyberattacks or any other hostilities involving or threatening Israel would likely negatively affect business conditions generally and could harm our results of operations.

On Israel’s domestic front, there is currently a level of unprecedented political instability. The Israeli government has been in a transitionary phase since December 2018, when the Israeli Parliament, or the Knesset, first resolved to dissolve itself and call for new general elections. In 2019, Israel held general elections twice, in April and September, and a third general election was held in March 2020. The Knesset, for reasons related to this extended political transition, has failed to pass a budget for the year 2020, and certain government ministries, which may be critical to the operation of our business, are without necessary resources and may not receive sufficient funding moving forward. Given the likelihood that the current political stalemate may not be resolved during the next calendar year, our ability to conduct our business effectively may be adversely materially affected.

Our operations may be disrupted by the obligations of our personnel to perform military service.

Some of our employees in Israel are obligated to perform up to 36 days, and in some cases longer periods, of military reserve duty annually until they reach the age of 40 (or older, for citizens who hold certain positions in the Israeli armed forces reserves) and, in the event of a military conflict or emergency situations, could be called to immediate active duty for extended periods of time. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be similar large-scale military reserve duty call-ups in the future. Our operations could be disrupted by the absence due to military service of a significant number of our employees or of one or more of our key employees for extended periods of time, and such disruption could materially adversely affect our business. Additionally, the absence of a significant number of the employees of our Israeli suppliers and subcontractors related to military service or the absence for extended periods of one or more of their key employees for military service may disrupt their operations which may subsequently disrupt our operations.

We may become subject to claims for remuneration or royalties for assigned service invention rights by our employees, which could result in litigation and adversely affect our business.

We have entered into assignment of invention agreements with our employees pursuant to which such individuals agree to assign to us all rights to any inventions created during their employment or engagement with us. A significant portion of our intellectual property has been developed by our employees in the course of their employment with us. Under the Israeli Patent Law, 1967, or the Patent Law, inventions conceived by an employee during the scope of his or her employment with a company and as a result thereof are regarded as “service inventions,” which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Patent Law also provides that if there is no agreement between an employer and an employee with respect to the employee’s right to receive compensation for such “service inventions,” the Israeli Compensation and Royalties Committee, or the Committee, a body constituted under the Patent Law, shall determine whether the employee is entitled to remuneration for his or her service inventions and the scope and conditions for such remuneration. The Committee will examine, on a case-by-case basis, the general contractual framework between the parties, using interpretation rules of the general Israeli contract laws. Further, the Committee has not yet determined one specific formula for calculating this remuneration (but rather uses the criteria specified in the Patent Law). Although our employees have agreed to assign to us service invention rights, as a result of uncertainty under Israeli law with respect to the efficacy of waivers of service invention rights, we may face claims demanding remuneration in consideration for assigned inventions. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current and/or former employees, or be forced to litigate such claims, which could negatively affect our business.

Our operations may be affected by negative economic conditions or labor unrest in Israel.

General strikes or work stoppages, including at Israeli ports, have occurred periodically or have been threatened in the past by Israeli trade unions due to labor disputes. These general strikes or work stoppages may have an adverse effect on the Israeli economy and on our business, including our ability to receive raw materials from our suppliers in a timely manner and could have a material adverse effect on our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 7, 2020, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-236942), as amended, filed in connection with our IPO, or the Registration Statement. Pursuant to the Registration Statement, we registered the offer and sale of 3,666,667 shares of our common stock with a proposed maximum aggregate offering price of approximately $55.0 million. The underwriters for our IPO were, Citigroup Global Markets Inc., Jefferies LLC, Oppenheimer & Co. Inc. and Raymond James & Associates, Inc. On May 12, 2020, we issued and sold 3,666,667 shares of our common stock at a price to the public of $15.00 per share. Upon completion of the IPO on May 12, 2020, we received net proceeds of approximately $49.0 million, after deducting the underwriting discount of approximately $3.9 million and offering expenses of approximately $2.2 million. On June 4, 2020, in connection with the partial exercise of the underwriters’ option to purchase additional shares, we issued and sold 274,022 additional shares of common stock at a price of $15.00 per share, generating net proceeds of approximately $3.8 million after deducting underwriting discounts of $0.3 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The Registration Statement granted the underwriters a 30-day option to purchase up to an additional 550,000 shares of our common stock at the IPO price less the underwriting discounts and commissions, of which 274,022 shares were purchased pursuant to the underwriters’ partial exercise of the over-allotment option on June 4, 2020. The offering will terminate after the sale of all securities registered pursuant to the Registration Statement.

There has been no material change in the use of proceeds from our IPO as described in the Prospectus. We have invested, and plan to continue to invest, the balance of the net proceeds from this offering in short- and intermediate-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/ Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	8-K	001-39279	3.1	5/12/20

3.2	Amended and Restated Bylaws	8-K	001-39279	3.2	5/12/20

4.1	Amended and Restated Investors’ Rights Agreement, as amended	S-1/A	333-236942	4.1	5/4/20

4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-236942	4.2	5/4/20

10.1	Amended 2017 Stock Incentive Plan and form of agreements thereunder	S-1/A	333-236942	10.1	5/4/20

10.2	Non-Employee Director Compensation Program	S-1/A	333-236942	10.2	5/4/20

10.3	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-236942	10.3	5/4/20

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*	*

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYALA Pharmaceuticals, Inc.

Date: June 22, 2020	By:	/s/ Roni Mamluk
Roni Mamluk, Ph.D.
Chief Executive Officer
(principal executive officer)

Date: June 22, 2020	By:	/s/ Yossi Maimon
Yossi Maimon, CPA, M.B.A.
Chief Financial Officer
(principal financial and accounting officer)