Form 10-Q
period 2020-06-30
Ayala Pharmaceuticals, Inc.
filed 2020-08-12
CIK 1797336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39279

AYALA PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3578375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Oppenheimer 4

Rehovot, Israel 7670104

(Address of principal executive office) (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2020, the registrant had 12,779,284 shares of common stock, $0.01 par value per share, outstanding.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019	4
	Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2020 and 2019	5
	Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2020 and 2019	6
	Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	20
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 3.	Defaults Upon Senior Securities	64
Item 4.	Mine Safety Disclosures	64
Item 5.	Other Information	64
Item 6.	Exhibits	65
SIGNATURES		66

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

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

AYALA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents	$57,355	$16,725
Short-term Restricted Bank Deposits	83	83
Trade Receivables	836	469
Prepaid Expenses and other Current Assets	353	417

Total Current Assets	58,627	17,694

LONG-TERM ASSETS:
Other Assets	$283	$283
Deferred Offering Costs	—	656
Property and Equipment, Net	1,365	1,421

Total Long-Term Assets	1,648	2,360

Total Assets	$60,275	$20,054

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS EQUITY (DEFICIT):

CURRENT LIABILITIES:
Trade Payables	$3,565	$2,922
Other Accounts Payables	2,220	2,380

Total Current Liabilities	5,785	5,302

LONG TERM LIABILITIES:
Long-term Rent Liability	534	299

Total Long-Term Liabilities	$534	$299

Convertible Preferred Stock, $0.01 par value:
Series A Preferred Stock of $0.01 par value per share; 3,700,000 shares authorized at December 31, 2019 and none on June 30, 2020 respectively; 3,679,778 issued and outstanding shares at December 31, 2019 and none on June 30, 2020; aggregate liquidation preference value of $23,919 and $0 at December 31, 2019 and June 30, 2020 respectively	$—	$23,823
Series B Preferred Stock of $0.01 par value per share; 4,500,000 shares authorized at December 31, 2019 and none on June 30, 2020 respectively; 3,750,674 issued and outstanding shares at December 31, 2019 and none on June 30, 2020; aggregate liquidation preference value of $29,668 and $0 at December 31, 2019 and June 30, 2020 respectively	—	29,550

Total Convertible Preferred Stock	$—	$53,373

STOCKHOLDERS’ STOCKHOLDERS’ DEFICIT:
Common Stock of $0.01 par value per share; 20,000,000 shares authorized at December 31, 2019 and June 30, 2020; 5,064,722 and 12,779,284 shares issued at December 31, 2019 and June 30, 2020, respectively; 4,998,874 and 12,660,841 shares outstanding at December 31, 2019 and June 30, 2020, respectively	$128	51
Additional Paid-in Capital	107,879	1,770
Accumulated Deficit	(54,051)	(40,741)

Total Stockholders’ Equity (Deficit)	53,956	(38,920)

Total Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)	$60,275	$20,054

See accompanying notes to unaudited condensed consolidated financial statements.

AYALA PHARMACEUTICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share & per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands except share and per share data)
Revenues from licensing agreement	$1,045	$852	$2,046	$1,117
Cost of services	1,045	160	2,046	425

Gross profit	—	692	—	692
Operating expenses:
Research and development	5,067	3,439	10,195	6,191
General and administrative	1,546	1,021	2,857	1,869

Operating loss	(6,613)	(3,768)	(13,052)	(7,368)
Financial Income, net	40	98	2	234

Loss before income tax	(6,573)	(3,670)	(13,050)	(7,134)
Taxes on income	(139)	(113)	(260)	(188)

Net loss attributable to common stockholders	(6,712)	(3,783)	(13,310)	(7,322)
Net Loss per share attributable to common stockholders, basic and diluted	$(0.74)	$(0.76)	$(1.90)	$(1.47)
Weighted average common shares outstanding, basic and diluted	9,018,637	4,974,839	6,989,762	4,969,735

See accompanying notes to unaudited condensed consolidated financial statements.

AYALA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Convertible Preferred Stock
	Series A Preferred Stock		Series B Preferred Stock		Receipt on Account of Series B Preferred Stock	Total Amount	Common Stock
	Number	Amount	Number	Amount			Number	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of December 31, 2018	3,679,778	23,823	3,097,343	24,387	(2,000)	46,210	4,959,667	50	1,040	(22,949)	(21,859)
Issuance of Series B Preferred Stock, net	—	—	653,331	5,163	2,000	7,163	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	750	—	4	—	4
Share based compensation	—	—	—	—	—	—	19,230	—	395	—	395
Net loss	—	—	—	—	—	—	—	—	—	(7,322)	(7,322)

Balance as of June 30, 2019	3,679,778	23,823	3,750,674	29,550	—	53,373	4,979,647	50	1,439	(30,271)	(28,782)

Balance as of December 31, 2019	3,679,778	23,823	3,750,674	29,550	—	53,373	4,998,874	51	1,770	(40,741)	(38,920)
Conversion of Preferred Stock	(3,679,778)	(23,823)	(3,750,674)	(29,550)	—	(53,373)	3,715,222	37	53,336	—	53,373
Share based compensation	—	—	—	—	—	—	6,056	1	693	—	694
Issuance of Common Stock, Initial public offering net of issuance costs of $2,835	—	—	—	—	—	—	3,940,689	39	52,080	—	52,119
Net Loss	—	—	—	—	—	—	—	—	—	(13,310)	(13,310)

Balance as of June 30, 2020	—	—	—	—	—	—	12,660,841	128	107,879	(54,051)	53,956

Balance as of March 31, 2019	3,679,778	23,823	3,248,522	25,578		49,401	4,970,032	50	1,253	(26,488)	(25,185)
Issuance of Series B Preferred Stock, net	—	—	502,152	3,972	—	3,972	—	—	—	—	—
Share based compensation	—	—	—	—	—	—	9,615	—	186	—	186
Net loss	—	—	—	—	—	—	—	—	—	(3,783)	(3,783)

Balance as of June 30, 2019	3,679,778	23,823	3,750,674	29,550	—	53,373	4,979,647	50	1,439	(30,271)	(28,782)

Balance as of March 31, 2020	3,679,778	23,823	3,750,674	29,550	—	53,373	5,003,380	51	2,063	(47,339)	(45,225)
Conversion of Preferred Stock	(3,679,778)	(23,823)	(3,750,674)	(29,550)	—	(53,373)	3,715,222	37	53,336	—	53,373
Share based compensation	—	—	—	—	—	—	1,550	1	400	—	401
Issuance of Common Stock, Initial public offering net of issuance costs of $2,835	—	—	—	—	—	—	3,940,689	39	52,080	—	52,119
Net Loss	—	—	—	—	—	—	—	—	—	(6,712)	(6,712)

Balance as of June 30, 2020	—	—	—	—	—	—	12,660,841	128	107,879	(54,051)	53,956

-

See accompanying notes to unaudited condensed financial statements.

AYALA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(13,310)	$(7,322)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities:
Shared Based Compensation	$694	$395
Depreciation	89	28
Increase (decrease) in Prepaid Expenses and Other Current Assets	63	(35)
Increase in Trade Receivables	(367)	(149)
Increase in Trade Payable	430	1,853
Increase in Long Term Rent Liability	235	—
Increase (decrease) in other Accounts Payable	460	(874)

Net Cash used in Operating Activities	(11,706)	(6,104)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Investment in) proceeds from maturities of long-term deposits	237	(139)
Purchase of Property and Equipment	(33)	(799)

Net Cash provided by (used in) Investing Activities	204	(938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net	52,369	—
Issuance of convertible preferred stock, net	—	7,163
Exercise of Stock Options	—	4

Net Cash provided by Financing Activities	52,369	7,167

Increase in Cash and Cash Equivalents and Short-Term Restricted Bank Deposits	40,867	125
Cash and Cash Equivalents and Short-Term Restricted Bank Deposits at Beginning of the period	16,808	26,097

Cash and Cash Equivalents and Short-Term Restricted Bank Deposits at End of the period	$57,675	$26,222

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Non-cash offering costs	$250	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Received for Interest	$47	$263

Tax Paid in Cash	$92	$55

See accompanying notes to audited condensed consolidated financial statements

AYALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES

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

d) The Company has a wholly-owned Israeli subsidiary, Ayala-Oncology Israel Ltd. (the “Subsidiary”), which was incorporated in November 2017.

e) Since inception, the Company has devoted its primary efforts to raising capital and research and development activities and has incurred significant operating losses and negative cash flows from operations. From its inception through June 30, 2020, all of the Company’s financial support has been provided primarily from the sale of its convertible preferred and common stock.

The Company previously identified conditions and events that raise substantial doubt about its ability to continue as a going concern. As a result of the completion of the Company’s initial public offering (“IPO”) in May 2020, the Company believes that its cash, cash equivalents and short-term restricted bank deposits as of June 30, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of 2022. The Company has based this estimated on assumptions that may prove to be wrong, and it may use its available capital resources sooner than it currently expects. Future additional funding may not be available on terms available to the Company or at all. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects.

Initial Public Offering and Related Transactions

On May 12, 2020, the Company completed the sale of shares of its common stock in its IPO. In connection with the IPO, the Company issued and sold 3,940,689 shares of common stock, including 274,022 shares associated with the partial exercise on June 4, 2020 of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share, resulting in net proceeds to the Company of approximately $52.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. All shares issued and sold were registered pursuant to a registration statement on Form S-1 (File No. 333-236942), as amended, declared effective by the U.S. Securities and Exchange Commission (the “Commission”) on May 7, 2020.

In connection with the IPO, the Company effected a one-for-two reverse stock split of its common stock which became effective on May 4, 2020. Upon the closing of the IPO, all of the outstanding shares of Series A preferred stock and Series B preferred stock automatically converted into an aggregate of 3,715,222 shares of common stock. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding.

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

AYALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES (continued):

Net Loss per Share

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), outstanding for each period.

The calculation of diluted LPS does not include 3,679,778 shares of Series A Preferred Stock, and 3,750,674 shares of Series B Preferred Stock and 528,415 and 698,361 options outstanding to purchase common stock as of June 30, 2019 and 2020 respectively.

Newly Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02—Leases, requiring the recognition of lease assets and liabilities on the balance sheet. The standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and

(c)causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than 12 months. The standard is effective for public entities for fiscal years beginning after December 15, 2018 and for the Company for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of adopting this new guidance on its financial statements.

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

AYALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2—REVENUES

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

In December 2018, the Company entered into an evaluation, option and license agreement (the “Novartis Agreement”) with Novartis International Pharmaceutical Limited (“Novartis”) for which the Company is paid for its research and development costs.

The Company concluded that there is one distinct performance obligation under the Novartis Agreement: Research and development services, an obligation which is satisfied over time.

Revenue associated with the research and development services in the amount of $2.0 million was recognized in the six months ended June 30, 2020.

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

NOTE 3—TAX

Provision for income taxes was $163 and $86 for the three months ended June, 2019 and 2020, respectively. The Company’s effective tax rate differs from the U.S. federal statutory income tax rate of 21% primarily due to a full valuation allowance against the Company’s U.S. deferred tax asset in each period presented.

As of June 30, 2019, and 2020, the Company provided a liability for $221 and $591, respectively, for uncertain tax positions related to various income tax matters which was classified as other long-term liabilities. As of June 30, 2019, and 2020, the Company accrued interest related to uncertain tax positions of $11 and $13, respectively. These uncertain tax positions would impact the Company’s effective tax rate, if recognized. The Company does not expect that the amounts of uncertain tax positions will change significantly within the next 12 months.

The Company files U.S. federal, various state and Israeli income tax returns. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. In the United States and Israel, the 2017 and subsequent tax years remain subject to examination by the applicable taxing authorities as of June 30, 2020.

NOTE 4—SUBSEQUENT EVENTS

On July 1, 2020, the board of directors granted 68,500 stock options to employees and an officer of the company.

AYALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

We are currently conducting our ongoing Phase 2 ACCURACY trial for the treatment of recurrent/metastatic adenoid cystic carcinoma, or R/M ACC, in subjects with progressive disease and Notch-activating mutations. If approved, we believe that AL101 has the potential to be the first therapy approved by the U.S. Food and Drug Administration, or FDA, for patients with R/M ACC and address the unmet medical need of these patients. AL101 was granted Orphan Drug Designation in May 2019 for the treatment of adenoid cystic carcinoma, or ACC, and Fast Track Designation in February 2020 for the treatment of R/M ACC. In the second quarter of 2020, we commenced dosing of patients in our ACCURACY study for the treatment of R/M ACC with Notch-activating mutations at the higher dose of 6mg. We plan to report additional data from this study in 2020.

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

We were incorporated as a Delaware corporation on November 14, 2017, and our headquarters is located in Rehovot, Israel. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital and conducting research and development activities for our product candidates. To date, we have funded our operations primarily through the sale of common stock and convertible preferred stock.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were $6.7 million and $3.8 million for the three months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $54.1 million. We anticipate that our expenses will increase significantly as we:

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

As of June 30, 2020, we had cash and cash equivalents and short-term restricted bank deposits totaling $57.4 million. We believe that our cash and cash equivalents, including the net proceeds of $52.8 million from our initial public offering, or our IPO, and short-term restricted bank deposits, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We have based these estimates on assumptions that may prove to be imprecise or incorrect, and we may use our available capital resources sooner than we currently expect. See “—Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates, the development of our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of capital outlays and operating expenses required for completing the research and development of our product candidates.

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

Bristol-Myers Squibb License Agreements

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

We are responsible for all future development and commercialization of AL101 and AL102. In consideration for the rights granted under the agreement, we paid BMS a payment of $6 million and issued to BMS 1,125,929 shares of Series A preferred stock valued at approximately $7.3 million, which converted to 562,964 shares of common stock in connection with our IPO. We are obligated to pay BMS up to approximately $142 million in the aggregate upon the achievement of certain clinical development or regulatory milestones and up to $50 million in the aggregate upon the achievement of certain commercial milestones by each product containing the licensed BMS compounds. In addition, we are obligated to pay BMS tiered royalties ranging from a high single-digit to a low teen percentage on worldwide net sales of all products containing the licensed BMS compounds.

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

Novartis License Agreements

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

Financial Overview

Except as described below, there have been no material changes from the disclosure provided under the caption “Components of Our Results of Operations” in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on May 11, 2020, or the Prospectus, in connection with our IPO.

Results of Operations

Comparison of the three and six months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands except share and per share data)
Revenues from licensing agreement	$1,045	$852	$2,046	$1,117
Cost of services	1,045	160	2,046	425

Gross profit	—	692	—	692
Operating expenses:
Research and development	5,067	3,439	10,195	6,191
General and administrative	1,546	1,021	2,857	1,869

Operating loss	(6,613)	(3,768)	(13,052)	(7,368)
Financial Income, net	40	98	2	234

Loss before income tax	(6,573)	(3,670)	(13,050)	(7,134)
Taxes on income	(139)	(113)	(260)	(188)

Net loss attributable to common stockholders	(6,712)	(3,783)	(13,310)	(7,322)
Net Loss per share attributable to common stockholders, basic and diluted	$(0.74)	$(0.76)	$(1.90)	$(1.47)
Weighted average common shares outstanding, basic and diluted	9,018,637	4,974,839	6,989,762	4,969,735

See accompanying notes to unaudited condensed consolidated financial statements.

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

For the three months ended June 30, 2020, we recognized $1.0 million in revenue as a result of the Novartis Agreement, compared to $0.9 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, we recognized $2.0 million in revenue as a result of the Novartis Agreement, compared to $1.1 million for the six months ended June 30, 2019. Refer to Note 2 to our unaudited condensed consolidated financial statements for information regarding our recognition of revenue under the Novartis Agreement.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	($ in thousands)
Research and Development	5,067	3,439	1,628	47%	10,195	6,191	4,004	65%

Research and development expenses were $5.1 million for the three months ended June 30, 2020 compared to $3.4 million for the three months ended June 30, 2019, an increase of $1.6 million. Research and development expenses were $10.2 million for the six months ended June 30, 2020 compared to $6.2 million for the six months ended June 30, 2019, an increase of $4.0 million. These increases were primarily driven by additional costs in connection with the advancement of AL-101 trials and other preclinical development.

The following table summarizes our research and development expenses by product candidate or development program for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Program-Specific Costs:
ACC	3,794	2,784	7,461	4,986
TNBC	996	310	1,976	514
General Expenses	277	345	758	691

Total Research and Development Expenses	$5,067	$3,439	$10,195	$6,191

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

General and Administrative Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	($ in thousands)
General and Administrative	1,546	1,021	525	51%	2,857	1,869	988	52%

General and administrative expenses were $1.5 million for the three months ended June 30, 2020 compared to $1.0 million for the three months ended June 30, 2019, an increase of $0.5 million. General and administrative expenses were $2.9 million for the six months ended June 30, 2020 compared to $1.9 million for the six months ended June 30, 2019, an increase of $1.0 million. These increases were primarily due to higher professional services and personnel costs to support the growth of the company. We anticipate that our general and administrative expenses will continue to increase as we increase our headcount to support the continued research and development of our programs. We also anticipate that we will incur substantially higher expenses relating to accounting, audit, legal, regulatory, compliance, director and officer insurance and investor and public relations as a result of being a public company.

Financial Income (Loss), net

Financial income, net was $40 thousand for the three months ended June 30, 2020 compared to financial income, net of $98 thousand for the three months ended June 30, 2019. Financial income, net was $2 thousand for the six months ended June 30, 2020 compared to financial income, net of $234 thousand for the six months ended June 30, 2019.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $6.7 million and $3.8 million for the three months ended June 30, 2020 and 2019, respectively, and $13.3 million and $7.3 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $54.1 million.

On May 12, 2020, we completed the sale of shares of our common stock in our IPO. In connection with the IPO, we issued and sold 3,940,689 shares of common stock, including 274,022 shares associated with the partial exercise on June 4, 2020 of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share, resulting in net proceeds to us of approximately $52.8 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. All shares issued and sold were registered pursuant to a registration statement on Form S-1 (File No. 333-236942), as amended, declared effective by the SEC on May 7, 2020.

As of June 30, 2020, we had cash and cash equivalents of $57.4 million.

Cash Flows

The following table summarizes our cash flow for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
	($ in thousands)
Cash Flows provided by (used in):
Operating Activities	(11,706)	(6,104)
Investing Activities	204	(938)
Financing Activities	52,369	7,167

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2020 of $11.7 million was primarily attributable to our net loss of $13.3 million, adjusted for non-cash expenses of $1.6 million, which includes stock-based compensation of $0.7 million and a net increase in working capital of $0.9 million.

Net cash used in operating activities during the six months ended June 30, 2019 of $6.1 million was primarily attributable to our net loss of $7.3million, adjusted for non-cash expenses of $1.2 million, which includes stock-based compensation of $0.4 million and a net increase in working capital of $0.8 million.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2020 of $0.2 million was primarily attributable to maturing of bank deposits.

Net cash used in investing activities during the six months ended June 30, 2019 of $0.9 million was primarily attributable to purchases of property and equipment and investment in bank deposits.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2020 of $52.4 million, was primarily attributable to our IPO, net of issuance costs.

Net cash provided by financing activities during the six months ended June 30, 2019 of $7.2 million, primarily consisted of proceeds generated from the sale of shares of Series B convertible preferred stock, net of issuance costs.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development for, initiate later-stage clinical trials for, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of June 30, 2020, we had cash and cash equivalents and short-term restricted bank deposits of $57.4 million. We expect that our existing cash and cash equivalents, including the net proceeds of $52.8 million from our IPO, and short-term restricted bank deposits, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations

There have been no material changes to our contractual obligations from those described in the Prospectus.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our formation. We had a net loss of approximately $6.7 million and $3.8 million for the three months ended June 30, 2020 and 2019, respectively, and $13.3 million and $7.3 million for the six months ended June 30, 2020 and 2019, respectively. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to licensing product candidates and research and development, including our preclinical development activities and clinical trials.

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

We anticipate that we will use our cash and cash equivalents, including the net proceeds of $52.8 million from our initial public offering, or IPO, and short-term restricted bank deposits to advance the clinical development of AL101 and AL102 and the remainder, if any, for working capital and general corporate purposes.

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

As of June 30, 2020, we had 31 employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory affairs and sales and marketing. We may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Furthermore, the response to the COVID-19 pandemic may redirect resources with respect to regulatory matters and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. For example on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Comparable regulatory authorities in other jurisdictions may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and provide guidance regarding the conduct of clinical trials. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We currently carry insurance with an aggregate of $10 million in coverage. However, we do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, property, umbrella, clinical trials and directors’ and officers’ insurance.

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

We consider our most direct competitors with respect to AL101 and AL102 to be companies developing gamma secretase inhibitors, including SpringWorks Therapeutics, Inc. and Celgene Corporation, recently acquired by BMS, or companies that develop Notch inhibitors, including Cellestia Biotech AG and Ciclomed LLC. In addition, with respect to AL101 for the treatment of ACC, we are aware that other companies are, or may be, developing products for this indication, including GlaxoSmithKline plc, Cellestia Biotech AG and LSK BioPartners, Inc. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability and reliability, convenience of use, price and reimbursement.

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

Based on the number of shares of common stock outstanding as of June 30, 2020, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 64% of our outstanding voting stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. There were 12,663,806 shares of common stock outstanding as of June 30, 2020. 8,779,944 of such shares are currently restricted as a result of securities laws or lock-up agreements, which may be waived by Citigroup Global Markets Inc. and Jefferies LLC, but will become eligible to be sold at various times beginning 180 days after our IPO, unless held by one of our affiliates, in which case the resale of those securities will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended, or Rule 144. Moreover, holders of an aggregate of 8,636,431 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered all shares of common stock that issued under our equity compensation plans. Such shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 12, 2018, we completed our IPO and issued and sold 3,666,667 shares of our common stock at a price to the public of $15.00 per share. On June 9, 2020, in connection with the partial exercise of the underwriters’ option to purchase additional shares, we issued and sold 274,022 additional shares of common stock at a price of $15.00 per share.

The offer and sale of all of the shares in the offering was registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-236942), as amended, filed in connection with our IPO, or the Registration Statement, which was declared effective by the SEC on May 7, 2020. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. The net proceeds have been invested in short- and intermediate-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. There has been no material change in the expected use of the net proceeds from our IPO as described in the Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed/ Furnished Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	8-K	001-39279	3.1	5/12/20

3.2	Amended and Restated Bylaws	8-K	001-39279	3.2	5/12/20

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*	*

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYALA Pharmaceuticals, Inc.

Date: August 12, 2020	By:	/s/ Roni Mamluk
Roni Mamluk, Ph.D. Chief Executive Officer (principal executive officer)

Date: August 12, 2020	By:	/s/ Yossi Maimon
Yossi Maimon, CPA, M.B.A. Chief Financial Officer (principal financial and accounting officer)