Form 10-Q
period 2020-09-30
Ayala Pharmaceuticals, Inc.
filed 2020-11-16
CIK 1797336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2020, the registrant had 12,778,002 shares of common stock, $0.01 par value per share, outstanding.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our ordinary shares. The principal risks and uncertainties affecting our business include the following:

•

We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability;

•	We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of AL101 and AL102;

•	We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability;

•

We are heavily dependent on the success of AL101 and AL102, our most advanced product candidates, which are still under clinical development, and if either AL101 or AL102 does not receive regulatory approval or is not successfully commercialized, our business may be harmed;

•

Due to our limited resources and access to capital, we must prioritize development of certain programs and product candidates; these decisions may prove to be wrong and may adversely affect our business;

•	The outbreak of COVID-19, may adversely affect our business, including our clinical trials;

•	Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations;

•

Our product candidates are designed for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop product candidates is novel and may never lead to marketable products;

•

We were not involved in the early development of our lead product candidates; therefore, we are dependent on third parties having accurately generated, collected and interpreted data from certain preclinical studies and clinical trials for our product candidates;

•	Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control;

•

If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of our product candidates may be delayed and our business will be harmed.

•

Our product candidates may cause serious adverse events or undesirable side effects, which may delay or prevent marketing approval, or, if approved, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales;

•	The market opportunities for AL101 and AL102, if approved, may be smaller than we anticipate;

•	We may not be successful in developing, or collaborating with others to develop, diagnostic tests to identify patients with Notch-activating mutations;

•	We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates;

•

Even if we obtain FDA approval for our product candidates in the United States, we may never obtain approval for or commercialize them in any other jurisdiction, which would limit our ability to realize their full market potential;

•

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

•

Although we have received Fast Track designation for AL101, and may seek Fast Track designation for our other product candidates, such designations may not actually lead to a faster development timeline, regulatory review or approval process.

•	We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively;

•

We are dependent on a small number of suppliers for some of the materials used to manufacture our product candidates, and on one company for the manufacture of the active pharmaceutical ingredient for each of our product candidates;

•

Our existing collaboration with Novartis is, and any future collaborations will be, important to our business. If we are unable to maintain our existing collaboration or enter into new collaborations, or if these collaborations are not successful, our business could be adversely affected;

•

Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates, if approved, and may affect the prices we may set;

•

If we are unable to obtain, maintain, protect and enforce patent and other intellectual property protection for our technology and products or if the scope of the patent or other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and we may not be able to compete effectively in our markets;.

•	We may engage in acquisitions or in-licensing transactions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources; and

•	Risks related to our operations in Israel could materially adversely impact our business, financial condition and results of operations.

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

AYALA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents	$48,749	$16,725
Short-term Restricted Bank Deposits	84	83
Trade Receivables	589	469
Prepaid Expenses and other Current Assets	2,329	417

Total Current Assets	51,751	17,694

LONG-TERM ASSETS:
Other Assets	$285	$283
Deferred Offering Costs	—	656
Property and Equipment, Net	1,357	1,421

Total Long-Term Assets	1,642	2,360

Total Assets	$53,393	$20,054

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS EQUITY (DEFICIT):
CURRENT LIABILITIES:
Trade Payables	$3,646	$2,922
Other Accounts Payables	2,353	2,380

Total Current Liabilities	5,999	5,302

LONG TERM LIABILITIES:
Long-term Rent Liability	462	299

Total Long-Term Liabilities	$462	$299

Convertible Preferred Stock, $0.01 par value:
Series A Preferred Stock of $0.01 par value per share; 3,700,000 shares authorized at December 31, 2019 and none on September 30, 2020 respectively; 3,679,778 issued and outstanding shares at December 31, 2019 and none on September 30, 2020; aggregate liquidation preference value of $23,919 and $0 at December 31, 2019 and September 30, 2020 respectively	$—	$23,823
Series B Preferred Stock of $0.01 par value per share; 4,500,000 shares authorized at December 31, 2019 and none on September 30, 2020 respectively; 3,750,674 issued and outstanding shares at December 31, 2019 and none on September 30, 2020; aggregate liquidation preference value of $29,668 and $0 at December 31, 2019 and September 30, 2020 respectively	—	29,550

Total Convertible Preferred Stock	$—	$53,373

STOCKHOLDERS’ STOCKHOLDERS’ DEFICIT:
Common Stock of $0.01 par value per share; 20,000,000 shares authorized at December 31, 2019 and September 30, 2020; 5,064,722 and 12,781,909 shares issued at December 31, 2019 and September 30, 2020, respectively; 4,998,874 and 12,670,160 shares outstanding at December 31, 2019 and September 30, 2020, respectively	$127	51
Additional Paid-in Capital	108,294	1,770
Accumulated Deficit	(61,489)	(40,741)

Total Stockholders’ Equity (Deficit)	46,932	(38,920)

Total Liabilities, Convertible Preferred Stock, and Stockholders’ Equity	$53,393	$20,054

See accompanying notes to unaudited condensed consolidated financial statements.

AYALA PHARMACEUTICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share & per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues from licensing agreement	$658	$845	$2,704	$1,962
Cost of services	658	485	2,704	910

Gross profit	—	360	—	1,052
Operating expenses:
Research and development	5,421	4,372	15,616	10,563
General and administrative	1,862	945	4,719	2,814

Operating loss	(7,283)	(4,957)	(20,335)	(12,325)
Financial loss, net	(40)	(51)	(38)	183

Loss before income tax	(7,323)	(5,008)	(20,373)	(12,142)
Taxes on income	(115)	(39)	(375)	(227)

Net loss attributable to common stockholders	(7,438)	(5,047)	(20,748)	(12,369)
Net Loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(1.01)	$(2.33)	$(2.49)
Weighted average common shares outstanding, basic and diluted	12,664,485	4,974,839	8,894,182	4,974,641

See accompanying notes to unaudited condensed consolidated financial statements.

AYALA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(DEFICIT)

(Unaudited)

(In thousands, except share and per share amounts)

	Convertible Preferred Stock

	Series A Preferred Stock		Series B Preferred Stock		Receipt on Account		Common Stock

					of				Additional		Total
					Series B	Total				Accumulated
	Number	Amount	Number	Amount	Preferred		Number	Amount	Paid-in		Stockholders’
					Stock	Amount			Capital	Deficit	Deficit

Balance as of December 31, 2018	3,679,778	23,823	3,097,343	24,387	(2,000)	46,210	4,959,667	50	1,040	(22,949)	(21,859)
Issuance of Series B Preferred Stock, net	—	—	653,331	5,163	2,000	7,163	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	750	—	4	—	4
Share based compensation	—	—	—	—	—	—	28,844	—	583	—	583
Net loss	—	—	—	—	—	—	—	—	—	(12,369)	(12,369)

Balance as of September 30, 2019	3,679,778	23,823	3,750,674	29,550	—	53,373	4,989,261	50	1,627	(35,318)	(33,641)

Balance as of December 31, 2019	3,679,778	23,823	3,750,674	29,550	—	53,373	4,998,874	51	1,770	(40,741)	(38,920)
Conversion of Preferred Stock	(3,679,778)	(23,823)	(3,750,674)	(29,550)	—	(53,373)	3,715,222	37	53,336	—	53,373
Share based compensation	—	—	—	—	—	—	12,750	*)	1,095	—	1,095
Exercise of stock options							2,625	*)	13		13
Issuance of Common Stock, Initial public offering net of issuance costs of
$2,835	—	—	—	—	—	—	3,940,689	39	52,080	—	52,119
Net Loss	—	—	—	—	—	—	—	—	—	(20,748)	(20,748)

Balance as of September 30, 2020	—	—	—	—	—	—	12,670,160	127	108,294	(61,489)	46,932

Balance as of June 30, 2019	3,679,778	23,823	3,750674	29,550		53,373	4,979,647	50	1,439	(30,271)	(28,782)
Issuance of Series B Preferred Stock, net	—	—	—	—	—	—	—	—	—	—	—
Share based compensation	—	—	—	—	—	—	9,614	—	188	—	188
Net loss	—	—	—	—	—	—	—	—	—	(5,047)	(5,047)

Balance as of September 30, 2019	3,679,778	23,823	3,750,674	29,550	—	53,373	4,989,261	50	1,627	(35,318)	(33,641)

Balance as of June 30, 2020	—	—	—	—	—	—	12,660,841	127	107,879	(54,051)	53,955
Share based compensation	—		—	—	—	—	6,694	*)	402	—	402
Exercise of stock options	—	—	—	—	—	—	2,625	*)	13	—	13
Net Loss	—	—	—	—	—	—	—	—	—	(7,438)	(7,438)

Balance as of September 30, 2020	—	—	—	—	—	—	12,670,160	127	108,294	(61,489)	46,932

-

See accompanying notes to unaudited condensed financial statements.

AYALA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(20,748)	$(12,369)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities:
Shared Based Compensation	$1,095	$583
Depreciation	138	47
Increase (decrease) in Prepaid Expenses and Other Current Assets	(1,914)	146
Increase in Trade Receivables	(120)	(660)
Increase in Trade Payable	226	1,918
Increase in Long Term Rent Liability	163	—
Increase (decrease) in other Accounts Payable	592	(921)

Net Cash used in Operating Activities	(20,568)	(11,256)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Investment in) proceeds from maturities of long-term deposits	236	(139)
Purchase of Property and Equipment	(74)	(799)

Net Cash provided by (used in) Investing Activities	162	(938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net	52,654	—
Issuance of convertible preferred stock, net	—	7,163
Exercise of Stock Options	13	4

Net Cash provided by Financing Activities	52,667	7,167

Increase (decrease) in Cash and Cash Equivalents and Short-Term Restricted Bank Deposits	32,261	(5,027)
Cash and Cash Equivalents and Short-Term Restricted Bank Deposits at Beginning of the period	16,808	26,097

Cash and Cash Equivalents and Short-Term Restricted Bank Deposits at End of the period	$49,069	$21,070

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Non-cash offering costs	$535	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Received for Interest	$36	$199

Tax Paid in Cash	$189	$95

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

d) The Company has a wholly-owned Israeli subsidiary, Ayala-Oncology Israel Ltd. (the “Subsidiary”), which was incorporated in November 2017.

e) Since inception, the Company has devoted its primary efforts to raising capital and research and development activities and has incurred significant operating losses and negative cash flows from operations. From its inception through September 30, 2020, all of the Company’s financial support has been provided primarily from the sale of its convertible preferred and common stock.

The Company previously identified conditions and events that raise substantial doubt about its ability to continue as a going concern. As a result of the completion of the Company’s initial public offering (“IPO”) in May 2020, the Company believes that its cash, cash equivalents and short-term restricted bank deposits as of September 30, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of 2022. The Company has based this estimated on assumptions that may prove to be wrong, and it may use its available capital resources sooner than it currently expects. Future additional funding may not be available on terms available to the Company or at all. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects.

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

The calculation of diluted LPS does not include 3,679,778 shares of Series A Preferred Stock, and 3,750,674 shares of Series B Preferred Stock and 601,352 and 745,861 options outstanding to purchase common stock as of September 30, 2019 and 2020 respectively.

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

Revenue associated with the research and development services in the amount of $2.7 million was recognized in the nine months ended September 30, 2020.

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

NOTE 3—TAX

Provision for income taxes was $186 thousand and $214 thousand for the nine months ended September, 2019 and 2020, respectively. The Company’s effective tax rate differs from the U.S. federal statutory income tax rate of 21% primarily due to a full valuation allowance against the Company’s U.S. deferred tax asset in each period presented.

As of September 30, 2019, and 2020, the Company provided a liability for $287 thousand and $566 thousand respectively, for uncertain tax positions related to various income tax matters which was classified as other long-term liabilities. As of September 30, 2019, and 2020, the Company accrued interest related to uncertain tax positions of $3 thousand and $15 thousand , respectively. These uncertain tax positions would impact the Company’s effective tax rate, if recognized. The Company does not expect that the amounts of uncertain tax positions will change significantly within the next 12 months.

The Company files U.S. federal, various state and Israeli income tax returns. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. In the United States and Israel, the 2017 and subsequent tax years remain subject to examination by the applicable taxing authorities as of September 30, 2020.

NOTE 4—SUBSEQUENT EVENTS

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

We are currently conducting our ongoing Phase 2 ACCURACY trial for the treatment of recurrent/metastatic adenoid cystic carcinoma, or R/M ACC, in subjects with progressive disease and Notch-activating mutations. If approved, we believe that AL101 has the potential to be the first therapy approved by the U.S. Food and Drug Administration, or FDA, for patients with R/M ACC and address the unmet medical need of these patients. AL101 was granted Orphan Drug Designation in May 2019 for the treatment of adenoid cystic carcinoma, or ACC, and Fast Track Designation in February 2020 for the treatment of R/M ACC. In the second quarter of 2020, we commenced dosing of patients in our ACCURACY study for the treatment of R/M ACC with Notch-activating mutations at the higher dose of 6mg. We plan to report additional data from this study in 2021.

Our Investigational New Drug application (“IND”) for AL101 for the treatment of triple negative breast cancer, or TNBC, was accepted by the FDA in April 2020. Subject to the impact of the novel coronavirus disease, or COVID-19, on our business, we intend to commence additional Phase 2 clinical trials of AL101 for the treatment of R/M TNBC in the second half of 2020.

We are also developing AL101 for the treatment of T-ALL, an aggressive, rare form of T-cell specific leukemia. Based on findings from our Phase 1 study of AL101 and supporting data from our preclinical studies, we intend to commence a Phase 2 clinical trial of AL101 for the treatment of R/R T-ALL in the second half of 2021, subject to the impact of COVID-19 on our business.

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

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were $7.4 million and $5.0 million for the three months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $61.4 million. We anticipate that our expenses will increase significantly as we:

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

As of September 30, 2020, we had cash and cash equivalents and short-term restricted bank deposits totaling $48.8 million. We believe that our cash and cash equivalents, including the net proceeds of $52.8 million from our initial public offering, or our IPO, and short-term restricted bank deposits, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We have based these estimates on assumptions that may prove to be imprecise or incorrect, and we may use our available capital resources sooner than we currently expect. See “—Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates, the development of our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of capital outlays and operating expenses required for completing the research and development of our product candidates.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(in thousands except share and per share data)
Revenues from licensing agreement	$658	$845	$2,704	$1,962
Cost of services	658	485	2,704	910

Gross profit	—	360	—	1,052
Operating expenses:
Research and development	5,421	4,372	15,616	10,563
General and administrative	1,862	945	4,719	2,814

Operating loss	(7,283)	(4,957)	(20,335)	(12,325)
Financial Income, net	(40)	(51)	(38)	183

Loss before income tax	(7,323)	(5,008)	(20,373)	(12,142)
Taxes on income	(115)	(39)	(375)	(227)

Net loss attributable to common stockholders	(7,438)	(5,047)	(20,748)	(12,369)
Net Loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(1.01)	$(2.33)	$(2.49)
Weighted average common shares outstanding, basic and diluted	12,664,485	4,974,839	8,894,182	4,974,641

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

For the three months ended September 30, 2020, we recognized $0.7 million in revenue as a result of the Novartis Agreement, compared to $0.8 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, we recognized $2.7 million in revenue as a result of the Novartis Agreement, compared to $2.0 million for the nine months ended September 30, 2019. Refer to Note 2 to our unaudited condensed consolidated financial statements for information regarding our recognition of revenue under the Novartis Agreement.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	($ in thousands)
Research and Development	5,421	4,372	1,049	24%	15,616	10,563	5,053	48%

Research and development expenses were $5.4 million for the three months ended September 30, 2020 compared to $4.4 million for the three months ended September 30, 2019, an increase of $1.0 million. Research and development expenses were $15.6 million for the nine months ended September 30, 2020 compared to $10.6 million for the nine months ended September 30, 2019, an increase of $5.1 million. These increases were primarily driven by additional costs in connection with the advancement of AL-101 clinical trials and other preclinical development.

The following table summarizes our research and development expenses by product candidate or development program for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2020	2019	2020	2019
	($ in thousands)
Program-Specific Costs:
ACC	3,477	3,284	10,938	8,270
TNBC	1,922	239	3,898	753
General Expenses	22	849	780	1,540

Total Research and Development Expenses	$5,421	$4,372	$15,616	$10,563

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

General and Administrative Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
	($ in thousands)
General and Administrative	1,862	945	917	97%	4,719	2,814	1,905	68%

General and administrative expenses were $1.9 million for the three months ended September 30, 2020 compared to $945 thousand for the three months ended September 30, 2019, an increase of $917 thousand. General and administrative expenses were $4.7 million for the nine months ended September 30, 2020 compared to $2.8 million for the nine months ended September 30, 2019, an increase of $1.9 million. These increases were primarily due to higher expenses in connection with becoming a public company, including officer and director insurance, increased headcount and stock based compensation. We anticipate that our general and administrative expenses will continue to increase as we increase our headcount to support the continued research and development of our programs and operating as a public company.

Financial Income (Loss), net

Financial loss, net was $40 thousand and $51 thousand for the three months ended September 30, 2020 and 2019 respectively. Financial loss, net was $38 thousand for the nine months ended September 30, 2020 compared to financial income, net of $183 thousand for the nine months ended September 30, 2019.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $7.4 million and $5.0 million for the three months ended September 30, 2020 and 2019, respectively, and $20.7 million and $12.4 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $61.5 million.

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

As of September 30, 2020, we had cash and cash equivalents of $48.8 million.

Cash Flows

The following table summarizes our cash flow for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019
	($ in thousands)
Cash Flows provided by (used in):
Operating Activities	(20,568)	(11,256)
Investing Activities	162	(938)
Financing Activities	52,667	7,167

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2020 of $20.6 million was primarily attributable to our net loss of $20.7 million, adjusted for non-cash expenses of $0.1 million, which includes stock-based compensation of $1.1 million and a net decrease in working capital of $1.0 million.

Net cash used in operating activities during the nine months ended September 30, 2019 of $11.3 million was primarily attributable to our net loss of $12.4 million, adjusted for non-cash expenses of $1.1 million, which includes stock-based compensation of $0.6 million and a net increase in working capital of $0.5 million.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2020 of $0.2 million was primarily attributable to maturing of bank deposits.

Net cash used in investing activities during the nine months ended September 30, 2019 of $0.9 million was primarily attributable to purchases of property and equipment and investment in bank deposits.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2020 of $52.8 million, was primarily attributable to our IPO, net of issuance costs.

Net cash provided by financing activities during the nine months ended September 30, 2019 of $7.2 million, primarily consisted of proceeds generated from the sale of shares of Series B convertible preferred stock, net of issuance costs.

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

As of September 30, 2020, we had cash and cash equivalents and short-term restricted bank deposits of $48.8 million. We expect that our existing cash and cash equivalents, including the net proceeds of $52.8 million from our IPO, and short-term restricted bank deposits, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our formation. We had a net loss of approximately $7.4 million and $5.0 million for the three months ended September 30, 2020 and 2019, respectively, and $20.7 million and $12.4 million for the nine months ended September 30, 2020 and 2019, respectively. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to licensing product candidates and research and development, including our preclinical development activities and clinical trials.

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

As of September 30, 2020, we had 31 employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory affairs and sales and marketing. We may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

The COVID-19 pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, our administrative employees work remotely in times. In addition, we have modified our business practices, including restricting employee travel, developing social distancing plans for our employees and canceling physical participation in meetings, events and conferences. As a result of the COVID-19 pandemic, we may experience additional disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States Canada, Europe, Israel and other regions, business closures or business disruptions and the effectiveness of actions taken in the United States, Canada, Europe, Israel and other regions to contain and treat the disease. As a result, the COVID-19 pandemic could have a material adverse effect on our business, results of operations, financial condition and prospects and heighten many of our known risks described in this “Risk Factors” section.

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

For example, we are currently conducting our Phase 2 ACCURACY trial of AL101 in a subset of R/M ACC patients with Notch-activating mutations and intend to conduct a Phase 2 clinical trial of AL101 in a subset of R/M TNBC patients with Notch-activating mutations in the second half of 2020 and a Phase 2 trial of AL101 in R/R T-ALL patients in the second half of 2021, subject to the impact of COVID-19 on our business. We cannot be sure that we will be able to identify a sufficient number of patients with this genotype in a timely manner to initiate the R/M TNBC and R/R T-ALL Phase 2 trials at their respective target dates, or in sufficient numbers to complete these trials or our Phase 2 ACCURACY trial. Furthermore, any negative results we may report in clinical trials of any product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs or program delays, which could have a harmful effect on our strategy to rapidly advance the clinical development of our product candidates or could render further development impossible.

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

We currently carry insurance with an aggregate of $10.0 million in coverage. However, we do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, property, umbrella, clinical trials and directors’ and officers’ insurance.

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

Based on the number of shares of common stock outstanding as of September 30, 2020, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 64% of our outstanding voting stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. There were 12,663,806 shares of common stock outstanding as of September 30, 2020. 8,779,944 of such shares were previously restricted as a result of securities laws or lock-up agreements, but are now eligible to be sold, unless held by one of our affiliates, in which case the resale of those securities will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended, or Rule 144. Moreover, holders of an aggregate of 8,636,431 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered all shares of common stock that issued under our equity compensation plans. Such shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

General Risks

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

Incorporated by Reference				Filed/ Furnished Herewith
Form	File No.	Exhibit	Filing Date
8-K	001-39279	3.1	5/12/20
8-K	001-39279	3.2	5/12/20

*

*

**

**

*

*

*

*

*

*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYALA Pharmaceuticals, Inc.

Date: November 16, 2020	By:	/s/ Roni Mamluk
Roni Mamluk, Ph.D.
Chief Executive Officer (principal executive officer)

Date: November 16, 2020	By:	/s/ Yossi Maimon
Yossi Maimon, CPA, M.B.A.
Chief Financial Officer (principal financial and accounting officer)