Form 10-K
period 2020-12-31
Ayala Pharmaceuticals, Inc.
filed 2021-03-24
CIK 1797336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-39279

Ayala Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	82-3578375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Oppenheimer 4 Rehovot, Israel	7670104
(Address of principal executive offices)	(Zip Code)

(857) 444-0553

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	AYLA	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2020 was approximately $64 million.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2021 was 13,169,708.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, relating to its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report, including statements relating to our development of AL101 and AL102, the promise and potential impact of our preclinical or clinical trial data, the timing of and plans to initiate additional clinical trials of AL101 and AL102, the timing and results of any clinical trials or readouts and the sufficiency of cash to fund operations, and the anticipated impact of the novel coronavirus, or COVID-19, on our business, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Annual Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

You should read this Annual Report and the documents that we reference in this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our ordinary shares. The principal risks and uncertainties affecting our business include the following:

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

•

If we are unable to obtain, maintain, protect and enforce patent and other intellectual property protection for our technology and products or if the scope of the patent or other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and we may not be able to compete effectively in our markets;

•	We may engage in acquisitions or in-licensing transactions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources; and

•	Risks related to our operations in Israel could materially adversely impact our business, financial condition and results of operations.

PART I

Item 1. Business.

Overview

We are a clinical-stage oncology company focused on developing and commercializing small molecule therapeutics for patients suffering from rare and aggressive cancers, primarily in genetically defined patient populations. Our differentiated development approach is predicated on identifying and addressing tumorigenic drivers of cancer, through a combination of our bioinformatics platform and next-generation sequencing to deliver targeted therapies to underserved patient populations. Our current portfolio of product candidates, AL101 and AL102, targets the aberrant activation of the Notch pathway using gamma secretase inhibitors. Gamma secretase is the enzyme responsible for Notch activation and, when inhibited, turns off the Notch pathway activation. Aberrant activation of the Notch pathway has long been implicated in multiple solid tumor and hematological cancers and has often been associated with more aggressive cancers. In cancers, Notch is known to serve as a critical facilitator in processes such as cellular proliferation, survival, migration, invasion, drug resistance and metastatic spread, all of which contribute to a poorer patient prognosis. AL101 and AL102 are designed to address the underlying key drivers of tumor growth, and our initial Phase 2 clinical data of AL101 suggest that our approach may address shortcomings of existing treatment options. We believe that our novel product candidates, if approved, have the potential to transform treatment outcomes for patients suffering from rare and aggressive cancers.

Our product candidates, AL101 and AL102, are being developed as potent, selective, small molecule gamma secretase inhibitors, or GSIs. We obtained an exclusive, worldwide license to develop and commercialize AL101 and AL102 from Bristol-Myers Squibb Company, or BMS, in November 2017. BMS evaluated AL101 in three Phase 1 studies involving more than 200 total subjects and AL102 in a single Phase 1 study involving 36 subjects with various cancers who had not been prospectively characterized for Notch activation, and to whom we refer to as unselected subjects. While these Phase 1 studies did not report statistically significant overall results, clinical activity was observed across these studies in cancers in which Notch has been implicated as a tumorigenic driver.

We are currently evaluating AL101 as a monotherapy in an open-label Phase 2 clinical trial for the treatment of recurrent/metastatic adenoid cystic carcinoma, or R/M ACC, for patients bearing Notch-activating mutations. We refer to this trial as the ACCURACY trial. We use next-generation sequencing, or NGS, to identify patients with Notch-activating mutations, an approach that we believe will enable us to target the patient population with cancers that we believe are most likely to respond to and benefit from AL101 treatment. We chose to initially target R/M ACC based on our differentiated approach, which is comprised of: data generated in a Phase 1 study of AL101 in unselected, heavily pretreated subjects conducted by BMS, our own data generated in patient-derived xenograft models, our bioinformatics platform and our expertise in the Notch pathway.

ACC is a rare malignancy of the secretory glands, most commonly of the salivary glands. It has an annual incidence of approximately 3,400 patients in the United States, approximately 1,700 of whom are R/M ACC patients. There are currently no FDA-approved therapies for patients with R/M ACC. Based on scientific literature and our bioinformatics research, we estimate that 18% to 22% of R/M ACC patients have Notch-activating mutations. These Notch patients have a significantly worse prognosis, with estimated overall median survival rates roughly four times shorter than patients without Notch-activating mutations. According to published data from 31 Phase 2 clinical trials in ACC conducted since 2005 using a variety of treatment modalities, these treatments showed limited or no clinical activity in unselected ACC subjects. The objective response rates, or ORR, in 30 of these trials, ranged from 0% to 20%, with a 47% ORR observed in one trial conducted in China. In 15 of the 31 trials, a 0% ORR was observed. ORR includes subjects who displayed either a complete response, or CR, or a partial response, or PR.

We are currently conducting our ongoing Phase 2 ACCURACY trial for the treatment of R/M ACC in subjects with progressive disease and Notch-activating mutations. Our interim data from the ACCURACY trial are as of July 30, 2020, and include safety data from 45 subjects and efficacy data from 40 subjects as of the date of the first radiographic scan, all of whom are in the 4 mg arm of the trial. As of July 30, 2020, AL101, which was generally well tolerated with manageable side effects, showed a 68% disease control rate (total subjects who displayed either a response or stable disease), with an unconfirmed 15% ORR. A confirmed response is a response observed in two or more scans, an unconfirmed response that may potentially be confirmed is a response observed in only one scan for a patient who remains on trial and an unconfirmed response that will remain unconfirmed is a response observed in only one scan for a patient who has left the trial. This unconfirmed 15% ORR included no CRs and six PRs (three confirmed PRs and three unconfirmed PRs that will remain unconfirmed) and 53% of subjects displaying stable disease, or SD. If approved, we believe that AL101 has the potential to be the first FDA-approved therapy for patients with R/M ACC and address the unmet medical need of these patients. AL101 was granted Orphan Drug Designation in May 2019 for the treatment of ACC and fast track designation in February 2020 for the treatment of R/M ACC. In the second quarter of 2020, we commenced dosing of patients in our ACCURACY trial for the treatment of R/M ACC with Notch-activating mutations at the higher dose of 6 mg. We plan to report additional data from this trial in 2021.

We are currently also evaluating AL101 as a monotherapy in an open-label Phase 2 clinical trial for the treatment of patients with Notch-activated R/M triple negative breast cancer, or TNBC. We refer to this trial as the TENACITY trial. It is an open-label, multicenter, single arm study which is expected to initially enroll up to 26 patients with Notch-activated R/M TNBC whose disease has recurred or progressed after three or fewer lines of prior therapy. Notch activation will be determined using a Next Generation Sequencing, or NGS, based assay screen. We dosed the first patient to this study in January 2021 and expect to report preliminary data by the end of 2021.

TNBC is one of the most aggressive types of breast cancer. Breast cancer, which has an annual incidence of approximately 270,000 patients in the United States, is the leading cause of cancer death in women worldwide and the second leading cause of cancer death in women in the United States. Approximately 10% of breast cancer patients are diagnosed with TNBC, which is associated with a younger age and more advanced stage at diagnosis, increased risk of visceral metastasis and decreased survival. Approximately 37% of TNBC patients have

R/M TNBC, resulting in an annual incidence of approximately 10,000 R/M TNBC patients in the United States. Based on primary literature and our bioinformatics research, we estimate that approximately 9% to 16% of R/M TNBC patients have Notch-activating gene alterations including mutations and fusions. In the Phase 1 study of AL101 in combination with chemotherapy in heavily pretreated subjects, which included 22 TNBC subjects, a CR was observed in one TNBC subject, PRs were observed in seven TNBC subjects and SD was observed in five TNBC subjects. Based on these findings and supporting data from our own patient-derived xenograft, or PDX, models, we commenced our Phase 2 TENACITY clinical trial of AL101 as a monotherapy for the treatment of R/M TNBC in patients with Notch-activating mutations.

Our second product candidate, AL102, is being developed as a potent, selective, oral GSI for the treatment of desmoid tumors, for which we have recently announced that the FDA has agreed, based on data from AL101 and AL102 Phase 1 studies including durable responses observed in patients with desmoid tumors, to proceed with a Phase 2/3 pivotal study, which can potentially be used as a registrational study.

Desmoid tumors are rare, disfiguring and often debilitating types of soft tissue tumors. Desmoid tumors have an annual incidence of approximately 1,700 patients in the United States. There are currently no FDA-approved therapies for patients with desmoid tumors. Given the slowly progressive nature of the disease, we believe these patients will be best served by an oral therapy. BMS conducted a Phase 1 study of AL102 in 36 unselected, heavily pretreated subjects. While this Phase 1 study did not report statistically significant overall results, the study included one subject with desmoid tumors who was observed to have SD for over six months. In a separate Phase 1 study of AL101, three Desmoid subjects were included, and two of these subjects had partial responses and have continued treatment in a post-trial expanded access protocol, and both maintained their responses, and one subject had stable disease. We believe that GSIs have the potential to treat patients with desmoid tumors based on data the data we have obtained to date.

The pivotal Phase 2/3 RINGSIDE trial is designed to evaluate the efficacy, safety and tolerability of AL102 in adult and adolescent patients with desmoid tumors. Part A of the study will be open-label and will enroll up to 36 patients with progressive desmoid tumors in three study arms across three doses of AL102: 1.2 mg daily, or QD, 2 mg twice weekly, or QIW, and 4 mg twice weekly, or QIW with initial follow up of safety, tolerability and tumor volume by MRI after 16 weeks in order to determine the optimal dose. At the end of part A, all patients will be eligible to enroll into an open label extension study at the selected dose where long-term efficacy and safety will be monitored.

Part B of the study will start immediately after dose selection from part A and will be a double-blind placebo-controlled study enrolling up to 156 patients with progressive disease, randomized 2:1 between AL102 or placebo. The study’s primary endpoint will be progression free survival, or PFS with secondary endpoints including ORR, duration of response, or DOR and patient reported Quality of Life, or QOL measures.

The study is expected to commence in the first half of 2021 with an initial interim data read-out from part A and dose selection expected by mid-2022 with part B of the study to commence immediately thereafter.

We are also developing AL101 for the treatment of T-ALL, an aggressive, rare form of T-cell specific leukemia. T-ALL has an annual incidence of approximately 1,200 patients in the United States, of which an estimated 400 patients, including pediatric patients, present for the treatment of relapsed/refractory, or R/R, T-ALL. Approximately 65% of all R/R T-ALL patients have Notch-activating mutations. In addition, there is an incremental subset of patients with Notch pathway activation who do not bear Notch-activating mutations. R/R T-ALL is characterized by chemotherapy resistance, induction failure and tendency for early relapse, as 55% of adult patients and 20% of pediatric patients will relapse following first-line therapy. In the Phase 1 study of AL101, which included 26 unselected, heavily pretreated evaluable T-ALL subjects treated with 4 mg or 6 mg dose levels, a CR was observed in two T-ALL subjects and a PR was observed in one T-ALL subject. Of the three T-ALL subjects who displayed a response, two had a confirmed Notch-activating mutation. Based on these findings and supporting data from our preclinical studies, we intend to commence a Phase 2 clinical trial of AL101 for the treatment of R/R T-ALL in 2022, subject to the impact of COVID-19 on our business.

In addition, we are collaborating with Novartis International Pharmaceutical Limited, or Novartis, to develop AL102 for the treatment of multiple myeloma, or MM, in combination with Novartis’ B-cell maturation antigen, or BCMA, targeting therapies. We granted Novartis the exclusive ability to evaluate, develop and potentially license and commercialize AL102 exclusively as a monotherapy and in combination with other therapies for the treatment of MM. Novartis conducted a preclinical study evaluating AL102 alone and in combination with Novartis’ bi-specific antibody. Using a cell line model of human MM, Novartis’ study showed that treatment with AL102 resulted in an approximate 20-fold increase in the levels of cell surface expression of BCMA. Furthermore, using human MM cells from donors, Novartis’ study showed that AL102 enhanced BCMA-CD3 bi-specific antibody redirected t-cell cytotoxicity activity in vitro. We believe that the clinical activity of BCMA-targeting agents may also be enhanced in clinical trials when used in combination with a GSI such as AL102.

Our product candidates have been or are being evaluated in clinical trials at leading oncology centers across the United States, including MD Anderson Cancer Center, Memorial Sloan Kettering Cancer Center and Massachusetts General Hospital, and in centers in Canada, Israel and Europe.

The following chart summarizes our current portfolio of product candidates:

(1)	Anticipated clinical milestones are subject to the impact of COVID-19 on our business.
(2)

If Novartis exercises its option to license AL102 for the treatment of MM, we will be entitled to receive from Novartis an exercise fee and may be entitled to receive from Novartis certain development, regulatory and commercial milestone payments as well as tiered royalties on net sales of licensed products. For more information, please see “Business—License Agreements”. Phase 1 study with bi-specific anti-BCMA is ongoing but dosing of AL102 has not yet been initiated.

Our History and Team

We were founded in November 2017 when we acquired an exclusive, worldwide license to AL101 (previously called BMS-906024) and AL102 (previously called BMS-986115), from BMS. We have assembled a team with extensive experience in building and operating clinical and commercial organizations, particularly in oncology and rare diseases. Our Chief Executive Officer, Roni Mamluk, Ph.D., has extensive experience in the biopharmaceutical industry and has led our business since its inception. Our Chief Medical Officer, Gary Gordon, M.D., Ph.D., is an oncologist with clinical research experience from John Hopkins School of Medicine and in oncology drug development roles at AbbVie, Inc. Dr. Gordon was involved in the development and commercialization plans for venetoclax, celecoxib and veliparib. Members of our management team have held leadership positions at companies that have successfully discovered, acquired, developed and commercialized therapies for a range of rare diseases and cancers, including Chiasma Inc., Adnexus Therapeutics, Inc., AbbVie Inc., Abbott Laboratories, Protalix Biotherapeutics, Inc. and Teva Pharmaceutical Industries Ltd.

Our Strategy

Our goal is to develop and commercialize therapies that improve treatment outcomes for patients with aggressive cancers. The key elements of our strategy are:

•

Rapidly advance the clinical development of AL101 for the treatment of R/M ACC. We are currently conducting our Phase 2 ACCURACY trial of AL101 for the treatment of R/M ACC. Our interim data from the 4 mg dosing group of our clinical trial as of July 30, 2020 showed encouraging initial signs of activity. We expect to report further results from this trial in a medical conference in 2021. AL101 was granted Orphan Drug Designation in May 2019 for the treatment of ACC and fast track designation in February 2020 for the treatment of R/M ACC. If approved, we believe that AL101 has the potential to be the first FDA-approved therapy for patients with R/M ACC. We may also seek regulatory approval of AL101 for the treatment of R/M ACC selectively in other territories.

•

Rapidly advance the clinical development of AL101 for the treatment of R/M TNBC. We are currently conducting our Phase 2 TENACITY trial of AL101 for the treatment of R/M TNBC. We dosed the first patient in this study in January 2021 and expect to report preliminary data by the end of 2021.

•

Rapidly advance the clinical development of AL102 for the treatment of desmoid tumors. We intend to commence the Phase 2/3 RINGSIDE pivotal study, which could potentially be used as a registrational study, evaluating AL102 for the treatment of desmoid tumors in the first half of 2021. There are currently no FDA-approved therapies for patients with desmoid tumors. We also intend to evaluate other indications in which we believe AL102 could potentially deliver substantial benefits to patients.

•

Advance the clinical development of AL101 for the treatment of R/R T-ALL. In parallel with R/M ACC and R/M TNBC, we are committed to developing AL101 in additional indications with a high unmet medical need and in which Notch-activating mutations are known to be a tumorigenic driver, such as T-ALL. We intend to commence Phase 2 clinical trials of AL101 for the treatment of R/R T-ALL in 2022, subject to the impact of COVID-19 on our business. We also intend to evaluate other indications in which we believe AL101 could potentially deliver substantial benefits to patients.

•

Collaborate with select diagnostic developers to identify and expand our addressable patient population. Consistent with our targeted approach to oncology, our development strategy is based on using companion diagnostics to identify and expand patient populations with Notch-activating mutations. Commercially available diagnostic tests are limited in their ability to test for all potential Notch-activating mutations. To address this, we have entered into a collaboration agreement with Tempus to use their assay to assist in patient selection in our clinical trials, and that is designed to detect across all four Notch genes and a wider range of Notch gene rearrangements than what is possible with commercially available diagnostic tests today.

•

Commercialize our product candidates, if approved, to address the unmet medical need of underserved patient populations with rare and aggressive cancers. We intend to commercialize our product candidates, if approved, by building our own specialized sales and marketing organization initially in the United States. We believe our target market can be addressed by a small number of dedicated marketing and medical sales specialists covering specialized oncologists treating the target patient population. We may also selectively pursue strategic collaborations with third parties to maximize the commercial potential of our product candidates, if approved.

•

Evaluate strategic collaborations to maximize the potential of our portfolio. We are continuously evaluating opportunities to expand our portfolio of product candidates through in-licensing, acquisition and other collaboration opportunities to jointly develop product candidates and maximize the value of our company. We have already established a collaboration with Novartis to develop AL102 in combination with Novartis’ BCMA-targeting therapies for the treatment of MM and intend to assess other collaboration opportunities by leveraging our novel GSI technology.

Our Product Candidates

The Role of the Notch Pathway

The Notch pathway has long been implicated in multiple solid tumor and hematological cancers, and often has been associated with more aggressive cancers. Notch receptors serve as critical facilitators in processes such as cellular proliferation, survival, migration, invasion, drug resistance and metastatic spread, which all contribute to a poorer prognosis. Humans have four Notch receptors, known as Notch 1, 2, 3 and 4, as well as five transmembrane-bound ligands. Different forms of cancer are associated with different types of Notch mutations.

Normal and Tumorigenic Signaling of Notch

As seen on the left side of the above graphic, normal Notch receptor signaling is initiated by the binding of a ligand expressed on an adjacent cell, which triggers a conformational change, permitting cleavage of the Notch receptor by the g-secretase complex. As seen on the right side of the above graphic, this cleavage releases the Notch intracellular domain, or NICD, which then translocates to the cell nucleus, interacts with transcription complexes and promotes the transcription of downstream target genes that regulate critical cell functions. This pathway activation is terminated by the degradation of NICD. Activating mutations in the Notch receptor lead to accumulation of the NICD and hyper-activation of the pathway, resulting in excess NICD. Hyper-activation of the Notch pathway promotes cellular proliferation, survival, migration, invasion, drug resistance and metastatic spread, which are each hallmarks of cancer.

Our Potent and Selective Investigational Gamma Secretase Inhibitors

We are developing targeted therapies designed to address the underlying key drivers of tumor growth in patients where GSI inhibition of the Notch pathway may lead to clinical benefit. Our current portfolio of product candidates targets the aberrant activation of the Notch pathway with GSIs. Gamma secretase is the enzyme responsible for Notch activation and, when inhibited, blocks the expression of Notch gene targets by blocking the final cleavage step required for Notch activation, thereby “turning off” the aberrant activation of the Notch pathway. We have designed our GSIs to selectively inhibit all four Notch receptors.

Our Bioinformatics Platform

We have developed a proprietary bioinformatics platform to analyze NGS data and identify patients in whom Notch is a tumorigenic driver. We apply our big-data analysis capabilities to identify and confirm patients with Notch-activating mutations who are likely sensitive to GSIs.

The first step in our bioinformatics process is to gather evidence from literature and identify indications in which Notch is a known tumorigenic driver. We then confirm there are a requisite number of patients with Notch alterations in a specific indication using our proprietary database to integrate genetic information from thousands of unidentified patients. We couple these methods with our analysis of PDX models, which allow us to assess the sensitivity of the tumors in vivo with Notch-activating mutations, for certain indications.

Our bioinformatics platform includes:

•

Our Ayala Cancer Omics Research Database, or ACORD, which is used to collate NGS data and integrate Notch-activating mutations from approximately 250,000 patients with over 400 different forms of cancer and harbors approximately 27,000 unique Notch alterations. We continue to expand ACORD by gaining access to additional sources of NGS data and scientific literature. We believe that we possess the largest database of Notch-activating mutations.

•

Open source and proprietary algorithms integrated into a dedicated software platform, resulting in over 20 specialized data processing pipelines. These algorithms transform DNA and RNA sequences into searchable parameters, including which cancers harbor potential Notch-activating mutations. A systems biology approach is then applied to explore pathways involved in drug resistance and inform the design of our future clinical trial designs and to consider potential treatment combinations and responses to GSI.

Our scientists continue to utilize unique capabilities in bioinformatics and functional biology to create a Notch-focused patient identification engine that we believe will result in the discovery of additional patients with currently undetected Notch-activating mutations.

Expanding Our Addressable Patient Population

In addition to the well-known scientific literature supporting Notch’s tumorigenic role in various forms of cancer, we are developing our bioinformatics platform to potentially discover additional genetic alterations not currently covered in commercially available genetic screening panels. Currently available NGS tests only cover certain areas of Notch genes on the DNA level, however, we believe that there is no single test that covers all four Notch genes on the DNA and RNA level. As a result, these tests are able to detect only a subset of the patients with Notch-activating mutations. In order to develop a diagnostic test that can detect the full breadth of Notch-activating mutations on both the DNA and RNA level, we plan to collaborate with leading diagnostics companies to improve the testing capabilities for Notch-activating mutations. For example, we have a collaboration agreement with Tempus to use their assays to assist with patient selection for our future clinical trials and detect a wider range of Notch gene rearrangements than commercially available NGS tests.

We estimate that there are up to 12,000 newly diagnosed patients annually across the United States, Europe and Japan who have Notch pathway activation in the indications that we are currently targeting.

Our Novel Approach: AL101 and AL102

Differentiated GSI for the Treatment of Rare Cancers

AL101 and AL102 are potent and selective small molecule GSIs designed to inhibit the aberrant activation of the Notch pathway. In preclinical studies and three Phase 1 studies conducted by BMS, tumor responses were observed in cancers we are initially targeting and where Notch is known to be an important tumorigenic driver. Our further investigation using PDX models provided additional evidence supporting our targeted patient population development approach.

In preclinical studies, both AL101 and AL102 inhibited all four Notch genes at low concentrations, when compared to other GSIs either currently or previously under development as illustrated in the below graphic.

Comparative Inhibitory Potency of Five GSIs in a Notch Luciferase Reporter Assay

Inhibition of Constitutive Notch Signaling: IC50 (nM)1

(1)	Luciferase reporter-based assay, inhibition of constitutive Notch signaling.
(2)	Nirogacestat is being developed by SpringWorks Therapeutics, Inc.
(3)	RO-4929097 was developed by F. Hoffmann-La Roche Ltd. and is not under active development.
(4)	MK-0752 was developed by Merck & Co., Inc. and is not under active development.

The Notch cell-based transactivation assay was based on the ability of the released NICD to function as a transcription factor with other nuclear factors. Luciferase reporter activity provided a measure of the antagonism of Notch transcriptional activity. HeLa cervical cancer cells were transiently cotransfected with plasmids containing truncated Notch 1—4 receptors and a luciferase reporter vector. The cells were tested for Notch-activity in the absence or presence of GSIs at increasing concentrations. These data represent the GSI concentration inhibiting luciferase assay by 50%, or IC50. Lower concentrations correlate to more potent GSIs. As highlighted in the above graphic, AL101 and AL102 generally reached IC50 across all four Notch receptors at concentrations lower than other GSIs either currently or previously under development, which displayed the potency of AL101 and AL102 and supported the continued clinical development of these product candidates.

Effect on Tumor Growth in T-ALL Mouse Model

Tumor volume data are Mean ± SEM for 7-8 mice per treatment arm.

(1)	Crenigacestat is being developed by Celgene Corporation, recently acquired by BMS.

Furthermore, as shown in the graphs above, AL101’s stronger inhibition of tumor growth was observed in T-ALL mouse models when compared to other GSI molecules. We believe that AL101 and AL102, if approved, are GSIs with the potential to address the unmet medical need for patients with rare and aggressive tumors.

AL101 for the Treatment of R/M Adenoid Cystic Carcinoma

Disease Background

ACC is a rare solid tumor malignancy of secretory glands including the salivary glands. While major salivary glands are located in the mouth, minor salivary glands are scattered throughout the aerodigestive tract and are mostly concentrated in cheeks, lips, tongue, palate and floor of the mouth. ACC can also arise in other sites outside the head and neck. When presenting in the major salivary glands, ACC can cause symptoms of varying severity, including numbness, difficulty swallowing or paralysis of a facial nerve.

ACC is characterized by its high recurrence rate and, along with its persistent and relentless progressive course, often manifests as local recurrences and late-onset distant metastasis. ACC has an annual incidence of approximately 3,400 patients in the United States, approximately 1,700 of which are R/M ACC patients. Based on primary literature and our bioinformatics research, we estimate that 18% to 22% of R/M ACC patients have Notch-activating mutations.

Notch Is a Tumorigenic Driver in ACC and

Correlates with a Distinct Pattern of Metastases and Poor Prognosis

Median RFS = 12.5 vs 33.9 months (p=0.01)	Median OS = 29.6 vs 121.9 months (p=0.001)

Data from MD Anderson Cancer Center

As the understanding of the biology of cancer and ACC specifically evolved, the importance of the Notch pathway and Notch-activating mutations was established. A recent publication from MD Anderson Cancer Center examined the relationship between Notch-activating mutations and ACC patient prognosis in 102 subjects, as illustrated in the figures above. The figure on the left shows that the relapse free survival, or time from diagnosis to relapse, was reduced from 33.9 months for Notch 1 wild-type, or WT, patients to 12.5 months for Notch 1 mutant patients. In addition, patients with Notch-activating mutations were more likely to present with advanced-stage disease and they developed a somewhat different pattern of metastatic disease compared to Notch 1 WT patients. Similarly, the graphic on the right demonstrates that median overall survival was reduced from 121.9 months for Notch 1 WT patients to 29.6 months for Notch 1 mutant patients. Similar results were subsequently observed in an additional retrospective study analyzing data from 84 ACC subjects at Memorial Sloan Kettering Cancer Center, where median overall survival was reduced from 204.5 months for Notch 1 WT patients to 55.1 months for Notch 1 mutant patients.

Current Treatment Landscape

The current standard of care is typically surgery followed by radiation. Radiation or systemic therapy, comprised of chemotherapy and targeted drugs, may be recommended if the tumor cannot be surgically removed or in cases of advanced metastatic disease. There are limited systemic therapy treatment options, and no FDA-approved therapies, available for patients with R/M ACC. According to the Surveillance, Epidemiology, and End Results, or SEER, the relative survival rate for all ACC patients in the United States between 1975 and 2016 was 81% at five years and 66% at ten years. Treatment has been particularly ineffective for ACC patients with metastatic disease, where survival rates are much lower: 33% at five years and 24% at ten years. According to published data from 31 Phase 2 clinical trials in ACC conducted since 2005 using a variety of treatment modalities, these treatments showed limited or no clinical activity in unselected ACC subjects. The ORR in 30 of these trials ranged from 0% to 20%, with a 47% ORR observed in one trial conducted in China. In 15 of the 31 trials, a 0% ORR was observed. Accordingly, there remains a lack of effective treatment options for patients with R/M ACC.

Our Proposed Solution for R/M ACC: AL101

We are developing AL101 as a potent, selective and injectable small molecule GSI for patients with R/M ACC with Notch-activating mutations and we believe that AL101 has the potential to be the first FDA-approved therapy for this patient population.

Our Ongoing Phase 2 ACCURACY Trial:

We are currently evaluating subjects in our ongoing Phase 2 ACCURACY trial of AL101 as a monotherapy for the treatment of R/M ACC. Our Phase 2 ACCURACY trial is an open-label, single-arm, multi-center study of AL101 administered intravenously, or IV, in subjects with ACC bearing Notch-activating mutations who have previously been treated for or are newly diagnosed with metastatic disease. We dosed 45 subjects as of July 30, 2020 and we expect to dose a total of approximately 90 subjects.

The primary endpoint of our Phase 2 ACCURACY trial is the objective response rate as measured by Response Evaluation Criteria in Solid Tumors, or RECIST, 1.1, a commonly used set of measures for evaluating the response of solid tumors to treatment, with confirmation by an independent review committee. Secondary endpoints include objective response rate by investigator review, duration of response and progression-free survival by an independent review committee and an investigator review, overall survival, safety and tolerability and pharmacokinetics, or PK. The Phase 2 ACCURACY trial is powered to assess statistical significance for these endpoints. However, the Phase 2 ACCURACY trial is ongoing and formal statistical testing will not be performed until the study is complete.

Part 1 of the trial includes dosing a maximum of 45 subjects at 4 mg of AL101 IV once weekly and was fully enrolled as of July 30, 2020. Stage 2 of the trial will include dosing of an additional 42 subjects at 6 mg of AL101 IV once weekly. We are currently enrolling in the 6 mg dose cohort arm and we look forward to providing further trial progress updates in 2021. Per study protocol, dosing will continue until disease progression, unacceptable toxicity or withdrawal of consent for treatment by a subject.

Ongoing Phase 2 ACCURACY Trial Interim Clinical Data

Our interim data from the 4 mg dosing group of our Phase 2 ACCURACY trial as of July 30, 2020 showed early signs of clinical activity. As of July 30, 2020, 40 subjects were evaluable for a response using RECIST 1.1. No CRs were observed, three confirmed and three unconfirmed PRs (which will remain unconfirmed were observed in six subjects, and SD was observed in 21 subjects, yielding a 68% disease control rate among the evaluable subjects. All six subjects with either confirmed or unconfirmed PRs had received prior radiation therapy and four subjects had received prior systemic chemotherapy. As of July 30, 2020, three of the evaluable subjects remain on therapy.

The best objective responses observed in our Phase 2 ACCURACY trial, as determined by the investigator and measured by RECIST 1.1, are shown in the following graph, by individual subject. The dotted lines under the x-axis represent cutoffs for PR, defined as a 30% or greater reduction in the sum of the longest diameters of target lesions for RECIST 1.1 or, for bone-only disease patients, a 50% or greater reduction in lesion size for the MD Anderson modified bone response criteria. Progressive disease is defined as a 20% or greater increase in the sum of the longest diameters. Stable disease is reflected between the dotted lines at 20% and -30%.

Best Objective Responses by Investigator Review (n=40)a

Data as of data collection cutoff date of July 30, 2020.

B—bone-only disease

NE – Not Evaluable for Response

*	confirmed responses
a)	Includes efficacy-evaluable subjects only. #24 not included because the patient withdrew consent; #37 not included because died before disease assessment.
b)	Subject #3, with bone-only disease, had an unconfirmed PR at week 32 by the investigator per modified MDA Bone Response Criteria.
c)	Subject #15 had an unconfirmed PR at week 8.
d)	Subject #2 had an unconfirmed PR at week 16.
e)	These subjects had clinical PD.
f)	Subject #4, with bone-only disease, had SD at week 16 by the investigator per modified MDA Bone Response Criteria.
g)	Subject #38 was NE because only one scan demonstrating SD was performed at week 7.
h)	Subject #14, with bone-only disease, had PD at week 8 by the investigator per modified MDA Bone Response Criteria.
i)	Subject #19 had radiographic PD.

The following graph depicts the treatment duration and clinical response of subjects in our Phase 2 ACCURACY trial as of July 30, 2020. Time to PR is denoted using yellow circles and the three subjects who remain on therapy as of the data cutoff are denoted using blue arrows. Radiographic evaluations are performed every eight weeks and the first point at which a subject achieves a PR is indicated by the change in line color following the yellow response circles.

Time of Objective Response by Investigator Review (n=40)a

Data as of data collection cutoff date of July 30, 2020.

a)	Represents all efficacy-evaluable subjects.
b)	Response as assessed by investigator per RECIST v1.1.
c)	Only deaths occurring within 30 days after the last dose are shown.
d)	Subject #3, Subject #4 and Subject #14 had bone-only disease.
e)	Subject #3 had an unconfirmed PR at week 32 by the investigator per modified MDA Bone Response Criteria.
f)	Subject #15 had an unconfirmed PR at week 8.
g)	Subject #2 had an unconfirmed PR at week 16.

The figures below are radiographic scan results from four subjects participating in our Phase 2 ACCURACY trial who exhibited either a confirmed PR (subjects #6, #29 and #35) or unconfirmed PR (subject #15).

•

Subject #6 was a 29 year-old male with extensive metastatic liver disease and significant right upper quadrant pain related to the enlargement of his liver. He had received prior therapy with radiation and chemotherapy treatments but the disease progressed despite these therapies. This subject exhibited gradual improvements during the clinical trial and a confirmed PR was observed at week 8. Subject #6 died shortly after week 28, within 30 days of AL101 treatment.

Subject #6

•

Subject #15 was a 47 year-old female with metastatic liver disease. She had received prior therapy with surgery, radiation and chemotherapy treatments but the disease progressed despite these therapies. On trial, a substantial shrinkage of disease in this subject’s liver was observed and a PR was observed at week 8. Subject #15 ended treatment after progressive disease was observed at week 16.

Subject #15

•

Subject #29 is a 36 year-old male with metastatic lung disease. He had received prior therapy with surgery and radiation, but the disease progressed despite these therapies. On trial, a confirmed PR was observed in this subject’s lung at week 8. Subject #29 ended treatment after disease progression was observed at week 24.

Subject #29

•

Subject #35 is a 76 year-old female with metastatic liver disease. She had received prior therapy, including systemic chemotherapy, but the disease progressed. On trial, a confirmed PR was observed in this subject’s liver at week 8. As of July 30, 2020, Subject #35 remained on trial.

Subject #35

We have observed subjects who showed response following their first radiographic exam at eight weeks after treatment. We believe that these interim results provide evidence supporting continue development of AL101 as a monotherapy for patients with R/M ACC. We expect to release additional interim results from our Phase 2 ACCURACY trial at a medical conference in 2021.

Phase 2 ACCURACY Trial Interim Safety Results

AL101 was generally observed to be well tolerated in the interim data as of July 30, 2020, with most adverse events being mild to moderate in severity. All subjects experienced at least one treatment-related adverse event, or TRAE, while approximately 20% experienced a Grade 3 or 4 TRAE. In addition, seven subjects experienced a total of eight treatment-related serious adverse events, or TRSAEs. The eight TRSAEs included two Grade 2 infusion reactions, one Grade 1 keratoacanthoma, one Grade 3 aspartate aminnotransferase increase, one Grade 3 pneumonia, one Grade 3 decreased appetite, one Grade 3 transient ischemic attack (TIA) and one Grade 4 hyponatremia. Eight subjects had a dose reduction from 4 mg to 2.4 mg, six of which were within two weeks of an adverse event. There were 17 dose interruptions resulting in delays of at least one week due to adverse events, most of which were no more than two weeks in length. Five subjects began treatment but discontinued before their first post-dose radiographic evaluation. Of these five subjects, one subject discontinued due to an infusion reaction, one due to pneumonia, two subjects discontinued due to non-treatment related adverse events and one subject stopped treatment without a first follow-up radiographic evaluation. Therefore, these five subjects were considered non-evaluable for efficacy. There were four deaths within 30 days of stopping AL101 treatment, which were assessed by the investigator not to be treatment-related. One additional death was reported for a subject who was not evaluated for efficacy. This death was assessed by the investigator to likely be treatment-related, though assessed by the trial sponsor to likely be the result of advanced disease and/or pneumonia. The following chart depicts the TRAEs observed in our Phase 2 ACCURACY trial, as of the data cutoff date of June 30, 2020.

TRAEs Reported in ≥15% of Subjects

Data as of data collection cutoff date of July 30, 2020.

Grade 1: Mild; asymptomatic or mild symptoms; clinical or diagnostic observations only; intervention not indicated.

Grade 2: Moderate; minimal, local or noninvasive intervention indicated; limiting age-appropriate instrumental activities of daily living, or instrumental ADL, which refers to activities such as preparing meals, shopping for groceries or clothes, using the telephone and managing money.

Grade 3: Severe or medically significant but not immediately life-threatening; hospitalization or prolongation of hospitalization indicated; disabling; limiting self-care ADL, which refers to bathing, dressing and undressing, feeding one’s self, using the toilet, taking medications, and not being bedridden.

Grade 4: Life-threatening consequences; urgent intervention indicated.

* 8 events were Grade 3, one was Garde 4

Regulatory Approval Strategy

In May 2019, the FDA granted Orphan Drug Designation to AL101 for the treatment of ACC. In addition, in February 2020, the FDA granted fast track designation to AL101 for the treatment of R/M ACC. Given the significant unmet medical need and lack of FDA-approved therapies for patients with R/M ACC, we may seek a potential expedited regulatory review pathway pending additional results from the ongoing Phase 2 ACCURACY trial.

AL101 for the Treatment of Triple Negative Breast Cancer

Disease Background

TNBC is one of the most aggressive types of breast cancer. Breast cancer, which has an annual incidence of approximately 270,000 patients in the United States, is the leading cause of cancer death in women worldwide and the second leading cause of cancer death in women in the United States. Approximately 10% of breast cancer patients are diagnosed with TNBC, which is associated with a younger age at diagnosis, advanced stage at diagnosis, increased risk of visceral metastasis and decreased survival. TNBC is characterized by the lack of: estrogen receptors, progesterone receptors and excess HER2 protein. Approximately 37% of TNBC patients have R/M TNBC, resulting in an annual incidence of approximately 10,000 R/M TNBC patients in the United States. Based on primary literature and our bioinformatics research, we estimate that approximately 9% to 16% of R/M TNBC patients have Notch-activating gene alterations including mutations and other fusions.

Current Treatment Landscape

There are limited treatment options available for patients with R/M TNBC. These therapies are limited to TNBC patients that are germline breast cancer gene positive or with tumors that express high PD-L1 levels. When these patients relapse, they are treated with chemotherapy. All other TNBC patients are initially treated with chemotherapy. However, responses to chemotherapy are not durable and relapse is often rapid. Approximately 80% of first-line TNBC patients require second-line therapies and approximately 60% of these patients will progress to third-line therapies. Second-line therapies for patients with metastatic TNBC are suboptimal, with median overall survival of 10.2 months following second-line treatment regimens containing taxane, capecitabine or gemcitabine, and median overall survival of 15.2 months following second-line or later treatment with eribulin. Recently an ADC targeting trop-2 was approved for third-line patients with metastatic TNBC. Although the five-year survival rate for women diagnosed with TNBC is 77%, the five-year survival rate for women diagnosed with metastatic TNBC is only 10%, indicating the need for new therapies that can prolong overall survival. Targeting the Notch pathway may provide an additional treatment option to these patients, as Notch-activating mutations are known to correlate with poorer prognosis. Accordingly, we believe that there remains a lack of effective treatment options for patients with R/M TNBC.

AL101 Potently Inhibited Notch-Activated TNBC Tumors in PDX Models

Following BMS’s Phase 1 study in unselected subjects, we have expanded our TNBC research and generated data from nine TNBC PDX models. The results of these models provided evidence supporting our thesis that Notch-activating mutations in TNBC are responsive to GSIs. These PDX models were selected based on Notch genetic profiling to include Notch WT or different Notch-activating mutations. Two of these PDX models had Notch WT (CTG-0017 and CTG-1520) and three of these PDX models had Notch mutations that were not activating (CTG-1646, CTG-1167 and CTG-1941), all five of which were therefore not expected to respond to GSIs. In addition, four of these PDX models had Notch-activating mutations (CTG-1340) and/or fusions (CTG-1408, CTG-1374 and CTG-2010). Tumor tissue derived from individual patient biopsies were implanted into and grown in mice, which were then randomized to control vehicle or AL101 treatment arms and treated for a maximum of 60 days.

In these PDX models, we observed that AL101 as a monotherapy showed substantial anti-tumor activity that correlated with the presence of Notch-activating mutations. In PDX models with Notch-activating mutations, tumor regression was observed and TGI ranged from 62% to 147%. In PDX models with Notch WT or non-activating mutations, tumor growth inhibition ranged from 12% to 64%. The following graphs depict the results of administration of AL101 on TGI compared to control vehicle, in each of the nine TNBC PDX models.

Anti-Tumor Activity of AL101 as a Monotherapy in TNBC PDX Tumors

Mice (n=5) bearing TNBC PDX tumors were treated with vehicle or AL101 (3 mg/kg for four consecutive days a week). The four models on the left bear Notch-activating mutations or fusions and the five models on the right either had Notch WT or non-activating mutations, which were not expected to respond to GSIs. Dotted lines represent an average of n=4 mice.

We believe that the results from these models support the clinical development of AL101 as a potential targeted monotherapy for patients with R/M TNBC with Notch-activating mutations.

Our Proposed Solution for R/M TNBC: AL101

We are developing AL101 as a monotherapy for the treatment of R/M TNBC to address the lack of effective treatment options for these patients. In the Phase 1 study of AL101 in combination with chemotherapy in unselected, heavily pretreated subjects, which included 22 TNBC subjects, a CR was observed in one TNBC subject, PRs were observed in seven TNBC subjects and SD was observed in five TNBC subjects. Our IND for AL101 for the treatment of TNBC was accepted by the FDA in April 2020. Based on these findings and supporting data from our own PDX models, we commenced a Phase 2 TENACITY clinical trial of AL101 as a monotherapy for the treatment of R/M TNBC in patients with Notch-activating mutations.

Our Ongoing Phase 2 TENACITY trial:

The Phase 2 TENACITY study is designed to evaluate the efficacy and safety of AL101 monotherapy in patients with Notch-activated R/M TNBC. It is an open-label, multicenter, single arm study which is expected to initially enroll up to 26 patients with Notch-activated R/M TNBC whose disease has recurred or progressed after three or fewer lines of prior therapy. Notch activation will be determined using an NGS based assay screen. The design of the Phase 2 TENACITY clinical trial is below.

*	Includes six subjects in lead-in.

The primary endpoint of the trial is objective response rate. Secondary endpoints include safety, duration of response, progression free survival and relapse free survival. Subjects enrolled in the trial will be dosed with AL101 IV once weekly, and dosing will continue until lack of clinical benefit is observed or consent is withdrawn.

We dosed the first patient enrolled in the study in January 2021 and expect to report preliminary data by the end of 2021.

AL101 for the Treatment of T-cell Acute Lymphoblastic Leukemia

Disease Background

T-ALL is an aggressive, rare form of acute lymphoblastic leukemia, a disease which has an annual incidence of approximately 6,000 patients in the United States. T-ALL has an annual incidence of approximately 1,200 patients in the United States, of which an estimated 400, including pediatric patients, present for the treatment of R/R T-ALL. Notch is known to be a critical component of T-cell development and is inherently implicated as a tumorigenic driver in T-ALL. Approximately 65% of all T-ALL patients have Notch-activating mutations. In addition, there is an incremental subset of patients with Notch pathway activation who do not bear Notch-activating mutations.

T-ALL often presents as a result of the bone marrow being unable to produce sufficient amounts of normal blood cells, leading to symptoms such as anemia, infection, bleeding, bruising, fever, weakness and fatigue. Patients suffering from T-ALL frequently have central nervous system complications, as well as swollen lymph nodes in the mediastinum, or middle of the chest, which often affects breathing and circulation.

Current Treatment Landscape

The curative therapy for T-ALL is an allogeneic transplant. However, in order to be eligible to receive a transplant, patients must have exhibited a CR to prior therapies. The current standard first-line therapy for T-ALL is an intensive chemotherapy regimen, which yields overall survival rates greater than 80% among pediatric patients and approximately 50% among adult patients. Although first-line therapy is effective in most T-ALL patients, an estimated 55% of adult patients and 20% of pediatric patients will relapse. Second-line therapies for R/R T-ALL include targeted therapies administered in combination with chemotherapy and have shown limited efficacy, with an overall survival rate lower than 20% for pediatric patients. As a result, we believe that there remains a lack of effective treatment options for patients with R/R T-ALL.

Our Proposed Solution for R/R T-ALL: AL101

We are developing AL101 for the treatment of R/R T-ALL to address the lack of effective treatment options for these patients. In the Phase 1 study of AL101, which included 26 unselected, heavily pretreated T-ALL evaluable subjects treated at 4 mg or 6 mg dose levels, CRs were observed in two subjects and a PR was observed in one subject. Of the three subjects who displayed a response, two had a confirmed Notch-activating mutation. Based on these findings and preclinical studies, we intend to commence a Phase 2 clinical trial of AL101 for the treatment of R/R T-ALL in 2022, subject to the impact of COVID-19 on our business.

Phase 1 Studies

BMS evaluated AL101 in more than 200 unselected subjects with various cancers across three Phase 1 studies. While these Phase 1 studies did not report statistically significant overall results, clinical activity was observed in cancers in which activation of the Notch pathway is a known tumorigenic driver. In these Phase 1 studies, the recommended clinical dose for our ongoing Phase 2 ACCURACY and TENACITY trials was established. A summary of the three Phase 1 studies is below.

CA216001

In a Phase 1 study of AL101 in heavily pretreated subjects with advanced or metastatic tumors, which we refer to as the CA216001 study, AL101 IV was administered as a monotherapy. A total of 58 subjects were evaluated in the dose-escalation phase and an additional 36 subjects were evaluated in the dose-expansion phase. Of these subjects, 43 were treated with 4 mg of AL101 IV once weekly and 14 subjects were treated with 6 mg of AL101 IV once weekly. An additional 11 subjects were treated in a twice-weekly dosing arm and received either 4 mg or 6 mg of AL101 IV twice weekly. The primary objective of the CA216001 study was to evaluate the safety and tolerability of AL101. Secondary objectives included evaluating the PK, pharmacodynamics, or PD, changes in the expression of Notch-induced genes and the anti-tumor activity of AL101. Formal statistical testing for these endpoints was not performed and the results were presented as descriptive statistics. The design of this study, including dose groupings, is depicted below.

Of the 94 subjects evaluated in this study, two subjects had ACC and three subjects had desmoid tumors. PRs were observed in three subjects, including one subject with ACC and two subjects with desmoid tumors. In addition, SD was observed in 10 subjects, including one subject with ACC and one subject with desmoid tumors. As shown in the below graphs, the PK of AL101 was linear, with dose-dependent increases in exposure that correlated with suppression of the PD marker Hes1.

Subjects enrolled in the CA216001 study were heavily pretreated, with over 70% of subjects previously undergoing at least three lines of prior therapy. AL101 was generally observed to be well tolerated at both of the doses chosen for our Phase 2 ACCURACY and TENACITY trials. During the course of the study, there were 27 deaths, including one death due to hepatic failure in the highest weekly dose tested (8.4 mg) that was assessed by the investigator to be treatment-related. Treatment was discontinued in nine subjects due to TRAEs. Approximately 89% of subjects experienced at least one TRAE and approximately 51% of subjects experienced at least one Grade 3 or 4 TRAEs. In addition, approximately 16% of subjects dosed with 4 mg and approximately 29% of subjects dosed with 6 mg experienced TRSAEs. The following table represents the most commonly reported TRAEs.

QW = once weekly

The results from this Phase 1 study of AL101 supported advancing the once weekly dosing regimen of 4 mg or 6 mg and showed early signs of clinical activity across solid tumor types. In addition, AL101 was generally observed to be well tolerated at both of the doses chosen for our Phase 2 ACCURACY and TENACITY trials.

CA216002

In a Phase 1 study of AL101 in 31 heavily pretreated subjects, which included four T-LL subjects and 27 T-ALL subjects, AL101 IV was administered QW, or once weekly, as a monotherapy. We refer to this study as the CA216002 study. A total of 17 subjects were evaluated in the dose-escalation phase and an additional 14 subjects were evaluated in the dose-expansion phase. The primary objective of the CA216002 study was to evaluate the safety and tolerability of AL101. Secondary objectives included evaluating the PK, PD changes in the expression of Notch-induced genes and the anti-tumor activity of AL101. Formal statistical testing for these endpoints was not performed and the results were presented as descriptive statistics. The design of this study, including dose groupings, is depicted below.

Dose-escalation Phase (3+3 design) (n=17)	Dose-expansion Phase (n=14)

A total of 26 T-ALL subjects in this study received either a 4 mg or 6 mg dosage of AL101, 11 of whom had Notch 1 mutations. Objective responses were observed in three subjects with T-ALL, each in the 6 mg dose group, with CRs observed in two subjects and a PR observed in one subject. Of these three subjects, two had Notch 1 mutations. Following the administration of AL101, eight subjects with T-ALL experienced a 50% or greater reduction in leukemic blasts in bone marrow.

Subjects enrolled in the CA216002 study were heavily pretreated, with over 50% of subjects previously undergoing at least three lines of prior therapy. AL101 was generally well tolerated during the study. During the course of the study, there were 20 deaths, including one patient in the 4 mg once weekly dosing group who was heavily pretreated with at least four prior systemic therapies and died due to gastrointestinal hemorrhage. While this patient’s death was assessed by the investigator not to be treatment-related, BMS determined that it was possible the death was treatment-related. Treatment was discontinued in one subject due to TRAEs. Approximately 74% of subjects experienced at least one TRAE and approximately 23% of subjects experienced at least one Grade 3 or 4 TRAEs. In addition, approximately 16% of subjects experienced TRSAEs, which included single events of hepatoxicity and hypersensitivity in the 4 mg dose cohort and single events of anemia, diarrhea and infusion-related reaction in the 6 mg dose cohort. The following table represents the most commonly reported TRAEs.

The results from this Phase 1 study of AL101 supported advancing the anticipated once weekly dosing regimen of 6 mg, as this dose showed signs of clinical activity and was generally observed to be well tolerated.

CA216003

In a Phase 1 study in heavily pretreated subjects with advanced or metastatic solid tumors, which we refer to as the CA216003 study, AL101 IV was administered in combination with three different chemotherapy regimens. A total of 95 subjects were evaluated in the study, with 90 subjects receiving both chemotherapy and AL101. The primary objective of the CA216003 study was to evaluate the safety and tolerability of AL101 in combination with chemotherapy. Secondary objectives included evaluating the PK of AL101 in combination with chemotherapy, PD changes in the expression of Notch-induced genes after treatment with AL101 in combination with chemotherapy and the anti-tumor activity of AL101 in combination with chemotherapy. Formal statistical testing for these endpoints was not performed and the results were presented as descriptive statistics.

Of the 95 subjects evaluated in this study, 22 subjects had TNBC. Of the TNBC subjects, a CR was observed in one subject, PRs were observed in seven subjects and SD was observed in five subjects.

Subjects enrolled in the CA216003 study were heavily pretreated, with 40% of subjects previously undergoing at least three lines of prior therapy. AL101 in combination with chemotherapy was generally observed to be well tolerated during the study. During the course of the study, there were 32 deaths, but none were assessed by the investigator or BMS to be treatment-related. Treatment was discontinued in 15 subjects due to TRAEs. Nearly all subjects experienced at least one TRAE and approximately 82% of subjects experienced at least one Grade 3 or 4 TRAE. In addition, approximately 34% of subjects experienced TRSAEs. The most commonly reported Grade 3 or 4 TRSAEs included febrile neutropenia (10%) and diarrhea (6%). The most commonly reported TRAEs included: fatigue (78%), diarrhea (63%), hypophosphatemia (62%), nausea (52%), decreased appetite (46%), vomiting (39%), alopecia (38%), anemia (31%), neutropenia (26%), rash (26%), dysgeusia, or distortion of the sense of taste, (20%), dehydration (19%), weight decrease (18%), thrombocytopenia, or low blood platelet count, (17%), hypokalemia, or low potassium levels, (17%), stomatitis, or inflammation of the mouth and lips, (16%) and myalgia, or muscle soreness (16%).

Our Novel Approach: AL102

Overview

AL102 is being developed as a potent, selective and oral GSI. We obtained an exclusive, worldwide license to develop and commercialize AL102 from BMS in November 2017. We are initially developing AL102 for the treatment of desmoid tumors. In addition, we are collaborating with Novartis to develop AL102 for the treatment of MM in combination with Novartis’ BCMA-targeting agents. Recently the FDA has agreed, based on data from AL101 and AL102 studies including durable responses observed in patients with Desmoid tumors, with Ayala’s plans to proceed with a Phase 2/3 pivotal study which can potentially be used as a registrational study. We intend to initiate a Phase 2/3 RINGSIDE pivotal study of AL102, in the first half of 2021 with an initial interim data read-out from part A and dose selection expected by mid-2022, with part B of the study to commence immediately thereafter.

AL102 for the Treatment of Desmoid Tumors

Disease Background

Desmoid tumors, also called aggressive fibromatosis, are rare connective tissue neoplasms with an annual incidence of approximately 1,700 patients in the United States, and arise in the extremities, abdominal wall, mesenteric root, and chest wall. An estimated 7% to 15% of desmoid tumors present in the head and neck. They do not metastasize, but often aggressively infiltrate neurovascular structures and vital organs resulting in pain, loss of function, organ dysfunction, and death.

Desmoid tumors are typically diagnosed in patients between 15 and 60 years of age, more often in young adults, with a two- to three-fold female predominance and no significant racial or ethnic predilection.

Current Treatment Landscape

Although surgery and radiation remain the primary therapies for desmoid tumors, there are no treatment options for some patients given the diffuse nature of the tumor in some tissues. Surgery and radiation suffer from additional shortcomings including the morbidity associated with resection, disfigurement and/or functional impairment, post-operative complications and frequent recurrences. Aggressive adjuvant radiation therapy and surgical resection with wide margins of normal tissue may improve rates of post-surgical recurrence, which can occur in up to 72% of patients.

There are no FDA-approved systemic therapies for the treatment of unresectable, recurrent or progressive desmoid tumors and there is no currently accepted standard of care. Since current treatment responses are insufficient and not durable, there is an unmet medical need for the treatment of recurrent or progressive tumors (systemic therapy). Given the high recurrence and progression rates and lack of effective treatment options, we believe that there is a sizeable patient population with desmoid tumors with a high unmet medical need.

Clinical Evidence of GSI Activity in Desmoid Tumors

Based on data from multiple clinical evaluations, including data from three patients with desmoid tumors evaluated in a Phase 1 study of AL101 conducted by BMS, we believe that GSIs have the potential to address the shortcomings associated with existing treatment options for patients with desmoid tumors. In the Phase 1 study of AL101, PRs were observed in two subjects with desmoid tumors and SD was observed in another subject with desmoid tumors. In addition, three subjects, including two subjects from the Phase 1 study of AL101, entered into an expanded access program.

Below are scans from a patient who achieved a partial response and following the end of BMS study opted to continue into an expanded access program

Phase 1 Study of AL102

Prior to our in-licensing of AL102, BMS conducted preclinical toxicity, PK and PD studies. AL102 was administered orally as a monotherapy in a Phase 1 study in 36 heavily pretreated cancer subjects. The primary objective of the study was to evaluate the safety, tolerability and proper dosage of AL102. Secondary objectives included evaluating the PK, PD changes in the expression of Notch-induced genes and the anti-tumor activity of

AL102. Formal statistical testing for these endpoints was not performed and the results were presented as descriptive statistics. The study had two arms. Arm A was designed to study daily dosing while Arm B was designed to study dosing two consecutive days each week. The design of this study, including dose groupings, is depicted below:

Dose escalation phase (n=36)

Of the 36 subjects evaluated in the study, SD was observed in 11 subjects, five of whom received AL102 for five months or longer and included subjects with ACC, fibromatosis (which is closely related to desmoid tumors), renal cell cancer and retroperitoneal fibroscarcoma.

The maximum tolerated dose for a once daily dosing regimen of Arm A was 1.5 mg, with one dose-limiting toxicity of Grade 3 nausea in the six dose-limited toxicity evaluable subjects. On the once daily schedule, the 2 mg dose was not tolerated, with dose-limiting toxicities in three of the five dose-limiting toxicity evaluable subjects, which included Grade 3 events of ileus, nausea, or pruritus/urticaria. A maximum tolerated dose was not established for a twice weekly dosing regimen of AL102, as Arm B was ongoing at the time that this study was terminated. The highest tolerated dose was 4 mg twice weekly, with no dose-limiting toxicities in the two dose-limiting toxicity evaluable subjects. A higher dose of 8 mg was not tolerated, with dose-limiting toxicities in two of the six dose-limiting toxicity evaluable subjects, which included Grade 3 diarrhea or Grade 3 nausea/dehydration/anorexia with Grade 2 fatigue. The most common TRAEs in this study included diarrhea (72%), hypophosphatemia (61%), nausea (61%), vomiting (44%), fatigue (44%), decreased appetite (36%), rash (31%), hypokalemia (28%) and pruritus (25%). In addition, TRSAEs experienced by more than one subject included diarrhea (8%) and nausea (8%).

BMS elected to terminate this study prior to completion due to strategic considerations.

Planned Phase 2/3 Pivotal Study of AL102

We intend to initiate the Phase 2/3 RINGSIDE pivotal study, which could potentially be used as a registrational trial, in adult and adolescent patients with desmoid tumors in the first half of 2021. The study’s primary endpoint will be progression free survival with secondary endpoints including, objective response rate, duration of response and patient reported Quality of Life measures. Part A of the study will be open label and will enroll up to 36 patients with progressive desmoid tumors in three study arms across three doses of AL102: 1.2 mg daily, 2 mg twice weekly, and 4 mg twice weekly with initial follow up of safety, tolerability and tumor volume by MRI after 16 weeks in order to determine the optimal dose. At the end of part A, all patients will be eligible to enroll into an open label extension study at the selected dose where long-term efficacy and safety will be monitored. Part B of the study will start immediately after dose selection from part A and will be a double-blind placebo-controlled study enrolling up to 156 patients with progressive disease, randomized 2:1 between AL102 or placebo. We expect to commence the study in the first half of 2021 with an initial interim data read-out from part 1 and dose selection expected by mid-2022, with part B of the study to commence immediately thereafter.

The design of the pivotal phase 2/3 RINGSIDE study is below:

AL102 for the Treatment of Multiple Myeloma

Despite numerous advances in the treatment landscape for MM, the disease remains incurable. BCMA is ubiquitously expressed on myeloma cells and is currently a target of active studies utilizing a number of therapeutic approaches. Increasing the expression of the BCMA on target cells and reducing the shedding in the circulation is believed to potentially enhance therapies and increase responses.

We are collaborating with Novartis to develop AL102 for the treatment of MM in combination with Novartis’ BCMA-targeting therapies. In December 2018, we granted Novartis the exclusive ability to evaluate, develop and potentially license and commercialize AL102, as a monotherapy and in combination with other therapies, for the treatment of MM. Novartis conducted a preclinical study evaluating AL102 alone and in combination with an investigational anti-BCMA-CD3 bispecific antibody, or BisAb, controlled by Novartis. Using a preclinical cell line model of human multiple myeloma (KMS11) and shown in the figure below, Novartis’ study showed that treatment with AL102 resulted in an approximate 20-fold increase in the levels of cell surface expression of BCMA and decreased shedding of BCMA to below lower levels of detection, as measured by levels of soluble BCMA.

AL102 Reduced Shed BCMA and Increased Membrane BCMA Levels in MM Cell Lines

Soluble BCMA levels (ng/mL) from culture supernatants of KMS11 cells treated overnight with a serial dilution of AL102 are shown on the left Y axis. Antibody binding capacity, or ABC, of anti-BCMA on the surface of AL102 treated KMS11 cells is shown on the right Y axis. AL102 inhibited shedding of BCMA from KMS11 cells in a dose-dependent manner, which resulted in increased BCMA expression on the cell surface over the same dose range. Untreated KMS11 cells have a BCMA ABC of approximately 14,000. The average ABC with treatment of 10 nM AL102 was approximately 285,000, representing an approximate 20-fold increase in cell surface BCMA expression with AL102 treatment.

In addition, we tested increasing concentrations of three different GSI molecules, AL102, Nirogacestat and Crenigacestat on shed BCMA and membrane BCMA in UM266 multiple myeloma cell lines. As seen in the figures below, similar dose related activity as measured by mean flurescence intensity, or MFI, for membrane BCMA and by change from baseline for shed BCMA was observed for AL102 and Crenigacestat while relatively weaker activity was observed for Nirogacestat.

As shown below, in an assay designed by Novartis to evaluate the BisAb redirected t-cell cytotoxicity, or RTCC, activity in vitro, using human MM cells from donors, AL102 enhanced BisAb RTCC activity in a dose-dependent manner with enhancement of BisAb potency at concentrations of approximately 8nM or higher.

Novartis has initiated a Phase 1 study with its bi-specific anti-BCMA agent, but dosing of AL102 has not yet been initiated. Novartis will be responsible for the conduct and expenses of any trials of AL102 in combination with their BCMA-targeting agents. We believe that the clinical activity of BCMA-targeting agents may also be enhanced in clinical trials when used in combination with a GSI such as AL102.

License Agreements

Bristol-Myers Squibb Company License Agreement

In November 2017, we entered into a license agreement, or the BMS License Agreement, with BMS, under which BMS granted us a worldwide, non-transferable, exclusive, sublicensable license under certain patent rights and know-how controlled by BMS to research, discover, develop, make, have made, use, sell, offer to sell, export, import and commercialize AL101 and AL102, or the BMS Licensed Compounds, and products containing AL101 or AL102, or the BMS Licensed Products, for all uses including the prevention, treatment or control of any human or animal disease, disorder or condition.

Under the BMS License Agreement, we are obligated to use commercially reasonable efforts, either through ourselves or through our affiliates or sublicensees, to develop at least one BMS Licensed Product. As between BMS and us, we have sole responsibility for, and bear the cost of, conducting research and development and preparing all regulatory filings and related submissions with respect to the BMS Licensed Compounds and/or BMS Licensed Products. BMS has assigned and transferred all INDs for the BMS Licensed Compounds to us. We are also required to use commercially reasonable efforts to obtain regulatory approvals in certain major market countries for at least one BMS Licensed Product, as well as to commercialize and sell each BMS Licensed Product after obtaining such regulatory approval. As between BMS and us, we have sole responsibility for, and bear the cost of, commercializing BMS Licensed Products. For a limited period of time, we may not, either by ourselves or through our affiliates, sublicensees, or any other third parties, engage directly or indirectly in the clinical development or commercialization of a Notch inhibitor molecule that is not a BMS Licensed Compound.

As consideration of the rights granted by BMS to us under the BMS License Agreement, we paid BMS a payment of $6 million and issued to BMS 1,125,929 shares of Series A preferred stock valued at approximately $7.3 million. We are required to pay BMS payments upon the achievement of certain development or regulatory milestone events of up to $95 million in the aggregate with respect to the first BMS Licensed Compound to achieve each such event and up to $47 million in the aggregate with respect to each additional BMS Licensed Compound to achieve each such event. We are also obligated to pay BMS payments of up to $50 million in the aggregate for each BMS Licensed Product that achieves certain sales-based milestone events and tiered royalties on net sales of each BMS Licensed Product by us or our affiliates or sublicensees at rates ranging from a high single-digit to low teen percentage, depending on the total annual worldwide net sales of each such Licensed Product. If we sublicense or assign any rights to the licensed patents, the BMS Licensed Compounds and/or the BMS Licensed Products, we are required to share with BMS a portion of all consideration we receive from such sublicense or assignment, ranging from a mid-teen to mid-double-digit percentage, depending on the development stage of the most advanced BMS Licensed Compound or BMS Licensed Product that is subject to the applicable sublicense or assignment, but such portion may be reduced based on the milestone or royalty payments that are payable by us to BMS under the BMS License Agreement.

The BMS License Agreement remains in effect, on a country-by-country and BMS Licensed Product-by-BMS Licensed Product basis, until the expiration of royalty obligations with respect to a given BMS Licensed Product in the applicable country. Royalties are paid on a country-by-country and BMS Licensed Product-by-BMS Licensed Product basis from the first commercial sale of a particular BMS Licensed Product in a country until the latest of (a) 10 years after the first commercial sale of such BMS Licensed Product in such country, (b) when such BMS Licensed Product is no longer covered by a valid claim in the licensed patent rights in such country, or (c) the expiration of any regulatory or marketing exclusivity for such BMS Licensed Product in such country.

Any inventions, and related patent rights, invented solely by either party pursuant to activities conducted under the BMS License Agreement shall be solely owned by such party, and any inventions, and related patent rights, conceived of jointly by us and BMS pursuant to activities conducted under the BMS License Agreement shall be jointly owned by us and BMS, with BMS’s rights thereto included in our exclusive license. We have the first right—with reasonable consultation with, or participation by, BMS—to prepare, prosecute, maintain and enforce the licensed patents, at our expense.

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

Novartis International Pharmaceutical Limited Evaluation, Option and License Agreement

In December 2018, we entered into an evaluation, option and license agreement, or the Novartis Agreement, with Novartis International Pharmaceutical Limited, or Novartis, pursuant to which Novartis agreed to conduct certain studies to evaluate AL102 in combination with its B-cell maturation antigen, or BCMA, therapies in multiple myeloma, and we agreed to supply AL102 for such studies. All supply and development costs associated with such evaluation studies are fully borne by Novartis.

Under the Novartis Agreement, we granted Novartis an exclusive option to obtain an exclusive (including as to us and our affiliates), sublicensable (subject to certain terms and conditions), worldwide license and sublicense (as applicable) under certain patent rights and know-how controlled by us (including applicable patent rights and know-how that are licensed from BMS pursuant to the BMS License Agreement) to research, develop, manufacture (subject to our non-exclusive right to manufacture and supply AL102 and/or the Novartis Licensed Product for Novartis) and commercialize AL102 and/or any pharmaceutical product containing AL102 as the sole active ingredient, or the Novartis Licensed Product, for the diagnosis, prophylaxis, treatment, or prevention of multiple myeloma in humans. We also granted Novartis the right of first negotiation for the license rights to conduct development or commercialization activities with respect to the use of AL102 for indications other than multiple myeloma. Additionally, from the exercise by Novartis of its option until the termination of the Novartis Agreement, we may not, either ourselves or through our affiliates or any other third parties, directly or indirectly research, develop or commercialize certain BCMA-related compounds for the treatment of multiple myeloma.

Novartis must pay us a low eight figure option exercise fee in order to exercise its option and activate its license, upon which we will be eligible to receive development, regulatory and commercial milestone payments of up to $245 million in the aggregate and tiered royalties on net sales of Novartis Licensed Products by Novartis or its affiliates or sublicensees at rates ranging from a mid-single-digit to low double-digit percentage, depending on the total annual worldwide net sales of Novartis Licensed Products. Royalties will be paid on a country-by-

country and Novartis Licensed Product-by-Novartis Licensed Product basis from the first commercial sale of a particular Novartis Licensed Product in a country until the latest of (a) 10 years after the first commercial sale of such Novartis Licensed Product in such country, (b) when such Novartis Licensed Product is no longer covered by a valid claim in the licensed patent rights in such country, or (c) the expiration of any regulatory or marketing exclusivity for such Novartis Licensed Product in such country. Contemporaneously with the Novartis Agreement, we entered into a stock purchase agreement and associated investment agreements, or the SPA, with Novartis’s affiliate, Novartis Institutes for BioMedical Research, Inc., or NIBRI, pursuant to which NIBRI acquired a $10 million equity stake in us.

Novartis shall own any inventions, and related patent rights, invented solely by it or jointly with us in connection with activities conducted pursuant to the Novartis Agreement. We will maintain first right to prosecute and maintain any patents licensed to Novartis, both before and after its exercise of its option. We maintain the first right to defend and enforce our patents prior to Novartis’s exercise of its option, upon which Novartis gains such right with respect to patents included in the license.

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

Manufacturing

We rely on third parties to manufacture AL101 and AL102. We have entered into agreements with leading CMOs to produce both AL101 and AL102 for our ongoing and planned clinical studies and clinical trials for AL101 and AL102. We are also currently in the process of manufacturing batches to support all of our expected clinical supply needs as well as batches to support a potential NDA submission. We require all of our contract manufacturing organizations, or CMOs, to conduct manufacturing activities in compliance with current good manufacturing practice, or cGMP, requirements. We currently rely solely on these CMOs for scale-up and process development work and to produce sufficient quantities of our product candidates for use in clinical trials. We anticipate that these CMOs will have the capacity to support both clinical supply and commercial-scale production, but we do not have any formal agreements at this time to cover commercial production. We may also elect to enter into agreements with other CMOs to manufacture supplies of drug substance and finished drug product.

Sales and Marketing

We intend to market and commercialize our product candidates, if approved, by building our own specialized sales and marketing organization initially in the United States. We believe our target market can be addressed by a small number of dedicated marketing and medical sales specialists covering specialized oncologists treating the target patient population. We may also selectively pursue strategic collaborations with third parties to maximize the commercial potential of our product candidates, if approved.

Competition

The pharmaceutical industry is characterized by rapid evolution of technologies and intense competition. While we believe that our product candidates, technology, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. Any product candidates that we successfully develop and commercialize will compete with approved treatment options, if any, including off-label therapies, and new therapies that may become available in the future. Key considerations that would impact our ability to effectively compete with other therapies include the efficacy, safety, method of administration, cost, level of promotional activity and intellectual property protection of our products. Many of the companies against which we may compete have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products.

We consider our most direct competitors with respect to AL101 and AL102 to be companies developing GSIs, including SpringWorks Therapeutics, Inc. and Celgene Corporation, recently acquired by BMS, or companies that are developing Notch inhibitors, including, but not limited to, Cellestia Biotech AG and Ciclomed LLC.

In addition, with respect to AL101 for the treatment of ACC, we are aware that other companies are, or may be, developing products for this indication, including, but not limited to, GlaxoSmithKline plc, Cellestia Biotech AG and Elevar Therapeutics, Inc., which we believe all are at an early development stage.

With respect to AL101 for the treatment of TNBC, we are aware that other companies are, or may be, developing products for this indication, including, but not limited to, F. Hoffmann-La Roche Ltd., Merck & Co., Inc., BMS, AstraZeneca Plc, Gilead (acquired Immunomedics Inc.) and Pfizer Inc.

With respect to AL101 for the treatment of T-ALL, we are aware that other companies are, or may be, developing products for this indication, including, but not limited to, Sanofi S.A., Janssen Pharmaceutica, Jazz Pharmaceuticals plc and Vasgene Therapeutics, Inc.

With respect to AL102, we are aware that other companies are, or may be, developing product candidates for the treatment of desmoid tumors, including, but not limited to, SpringWorks Therapeutics, Inc., Bayer Corporation, Cellestia Biotech AG and Iterion Therapeutics, Inc.

With respect to MM, we are aware that other companies are, or may be, developing product candidates with GSI as anti-BCMA agents, including, but not limited to, Springworks Therapeutics, Inc. in collaboration with GlaxoSmithKline plc, Janssen, Allogene, Pfizer, Precision Biosciences and Celgene Corporation, recently acquired by BMS.

Smaller or early-stage companies, including oncology-focused therapeutics companies, may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These companies may also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, enrolling patients in clinical trials and acquiring technologies complementary to, or necessary for, our programs.

The availability of reimbursement from government and private payors will also significantly impact the pricing and competitiveness of our products. Our competitors may obtain FDA or other regulatory approvals for their products more rapidly than we may obtain approvals for our product candidates, if any, which could result in our competitors establishing a strong market position before we are able to commercialize our product candidates.

Intellectual Property

Our success depends in part on our ability to obtain and maintain intellectual property and proprietary protection for our product candidates, manufacturing and process discoveries and other know-how, to operate without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of others, and to defend and enforce, and prevent others from infringing, misappropriating or otherwise violating, our intellectual property and proprietary rights. We take efforts to protect our proprietary position using a variety of methods, which include pursuit of U.S. and foreign patent applications related to our proprietary technology, inventions and improvements, such as compositions of matter and methods of use, that we determine are important to the development and implementation of our business. We also may rely on trade secrets, trademarks, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. For more information regarding risks relating to intellectual property, please see “Risk Factors—Risks Related to Our Intellectual Property.”

Patents and Patent Applications

The term of individual patents depends upon the legal term of patents in the countries in which they are obtained. In most countries in which we file patent applications, including the United States, the patent term is generally 20 years from the earliest date of filing a non-provisional patent application, assuming the patent has not been terminally disclaimed over a commonly-owned patent or a patent naming a common inventor, or over a patent not commonly owned but that was disqualified as prior art as the result of activities undertaken within the scope of a joint research agreement. In the United States, the term of a patent may also be eligible for patent term adjustment for delays within the United States Patent and Trademark Office, or USPTO. In addition, for patents that cover an FDA-approved drug, the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, may permit a patent term extension of up to five years beyond the expiration of the patent. While the length of such patent term extension is related to the length of time the drug is under regulatory review, patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent per approved drug may be extended and only those claims covering the approved drug product, a method for using it or a method for manufacturing it may be extended. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek any available patent term extension to any issued patents we may be granted in any jurisdiction where such extensions are available; however, there is no guarantee that the applicable authorities, including the FDA and the USPTO in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

As of December 31, 2020, we owned or exclusively licensed a total of five issued U.S. patents, 121 granted foreign patents, twelve pending U.S. patent applications, 43 pending foreign patent applications, and two pending Patent Cooperation Treaty, or PCT, applications.

In November 2017, we entered into the BMS License Agreement, pursuant to which we acquired exclusive worldwide rights under certain patents and know-how controlled by BMS to research, discover, develop, make, have made, use, sell, offer to sell, export, import and commercialize AL101 and AL102. For more information regarding the BMS License Agreement, please see “—License Agreements.” As of December 31, 2020, the patent rights exclusively in-licensed under the BMS License Agreement include the following patent families:

•

A patent family having claims directed to the composition of matter of AL101 and methods of treating certain types of cancer, which includes two issued U.S. patents, 62 granted patents in 62 foreign jurisdictions (including China, the European Patent Office, or EPO, Japan and the Russian Federation) and six pending patent applications in foreign jurisdictions. Without taking potential patent term extension or adjustment into account, the issued patents and any patents issued from pending applications in this family are expected to expire in 2032.

•

A patent family having claims directed to the composition of matter of AL102 and methods of treating certain types of cancer, which includes two issued U.S. patents, 59 granted patents in 59 foreign jurisdictions (including China, the EPO, Japan and the Russian Federation), and eight pending patent applications in eight foreign jurisdictions. Without taking potential patent term extension or adjustment into account, the issued patents and any patents issued from pending applications in this family are expected to expire in 2033.

•

A patent family consisting of one issued U.S. patent having claims directed to the method of use for the combination of AL101 with gemcitabine for treating cancer that is expected to expire, without taking potential patent term extension or adjustment into account, in 2034.

As of December 31, 2020, we solely owned 10 U.S. pending patent applications, one PCT application, and 33 foreign pending applications. In addition, we co-owned one U.S. pending application and 10 foreign pending applications with BMS, covering the use of AL101 for treating T-cell acute lymphoblastic leukemia (T-ALL) and for the use of AL102 for treating Desmoid tumors.

One of our solely-owned patent families, consisting of one pending U.S. patent application and 10 foreign pending applications, includes claims directed to methods of using AL101 to treat Notch-altered ACC.

Another solely-owned patent family, consisting of one PCT application, includes claims directed to methods of using AL101 to treat Notch-altered TNBC.

A third solely-owned patent family, consisting of one U.S. pending application and 10 foreign pending applications, includes claims directed to AL102 and BCMA-related combination treatments and methods of use for treating multiple myeloma. Any patents issued from our owned patent applications or from patent applications claiming the priority of such patent applications are expected to expire, without taking potential patent term extension or adjustment into account, between 2039 and 2040.

Trade Secrets

We also rely upon trade secrets, know-how, confidential information and continuing technological innovation to develop and maintain our competitive position, and seek to protect and maintain the confidentiality of such items to protect aspects of our business that are not amenable to, or that we do not presently consider appropriate for, patent protection. We maintain efforts to protect such proprietary rights through a variety of methods, including confidentiality agreements, invention assignment agreements, and non-solicitation and non-compete agreements with employees, consultants, collaborators, advisors, suppliers and other parties who may have access to our confidential or proprietary information. These agreements generally provide that all confidential information developed or made known to the other party during the course of its relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Where applicable, the agreements provide that all inventions to which the other party contributed as an inventor shall be assigned to us, and as such, will become our property. There can be no assurance, however, that these agreements will be self-executing or otherwise provide meaningful protection or adequate remedies for our trade secrets or other proprietary information, including in the event of unauthorized use or disclosure of such information. We also seek to preserve the integrity and confidentiality of our trade secrets and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in the measures we take to protect and preserve our trade secrets, such measures can be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. For more information regarding risks relating to trade secrets, third parties and other factors that could affect our intellectual property rights, please see “Risk Factors—Risks Related to Our Intellectual Property.”

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the new drug application, or NDA, process before it may be legally marketed in the United States.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s good laboratory practice requirements and other applicable regulations;

•	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, or ethics committee at each clinical site before each trial may be initiated;

•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practice requirements, or GCPs to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA after completion of all pivotal trials;

•	satisfactory completion of an FDA advisory committee review, if applicable;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCPs; and

•	FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamics characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•

Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•

Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach consensus on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving a NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional clinical or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA or, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data need to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. However, competitors, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of one of our product candidates for seven years if a competitor obtains approval of the same drug as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. In addition, if an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing new drug products that meet certain criteria. Specifically, new drugs are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. With regard to a fast track product candidate, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any product candidate submitted to the FDA for approval, including a product candidate with a fast track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product candidate is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a product candidate designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

The Food and Drug Administration Safety and Innovation Act established a category of drugs referred to as “breakthrough therapies” that may be eligible to receive breakthrough therapy designation. A sponsor may seek FDA designation of a product candidate as a “breakthrough therapy” if the product candidate is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met.

In addition, a product candidate may be eligible for accelerated approval. Product candidates intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA will generally require that a sponsor of a drug receiving accelerated approval to perform adequate and well-controlled post-marketing clinical trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

Fast track designation, breakthrough therapy designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Post-Approval Requirements

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon NDA sponsors and any third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters, or untitled letters;

•	clinical holds on clinical studies;

•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products;

•	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;

•	mandated modification of promotional materials and labeling and the issuance of corrective information;

•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Marketing Exclusivity

Market exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application, or ANDA, or an NDA submitted under Section 505(b)(2), or 505(b)(2) NDA, submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

FDA Regulation of Companion Diagnostics

We expect that certain of our product candidates may require an in vitro diagnostic to identify appropriate patient populations for our product candidates. These diagnostics, often referred to as companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval, or PMA approval. We expect that any companion diagnostic developed for our product candidates will utilize the PMA pathway.

If use of companion diagnostic is essential to safe and effective use of a drug or biologic product, then the FDA generally will require approval or clearance of the diagnostic contemporaneously with the approval of the therapeutic product. On August 6, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance, for novel product candidates, a companion diagnostic device and its corresponding drug candidate should be approved or cleared contemporaneously by FDA for the use indicated in the therapeutic product labeling. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.

The FDA has generally required companion diagnostics intended to select the patients who will respond to cancer treatment to obtain approval of a PMA for that diagnostic simultaneously with approval of the therapeutic. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution.

If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing. PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the United States.

Other Healthcare Laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal and state anti-kickback, fraud and abuse, false claims, consumer fraud, pricing reporting, and transparency laws and regulations with respect to payments and other transfers of value made to physicians and other healthcare providers, as well as similar foreign laws in jurisdictions outside the U.S.

For example, the federal Anti-Kickback Statute prohibits, among other things, individuals or entities from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act and the civil monetary penalties statute. The federal civil and criminal false claims laws, including the civil False Claims Act, prohibit, among other things, any individual or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal civil and criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians, certain other healthcare professionals, teaching hospitals, and applicable manufacturers and group purchasing organizations as well as ownership and investment interests held by physicians and their immediate family members. Additional reporting and transparency requirements for payments to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiology assistants and certified nurse midwives go into effect in 2022 for payments made in 2021.

Similar state and local laws and regulations may also restrict business practices in the pharmaceutical industry, such as state anti-kickback and false claims laws, which may apply to business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or by patients themselves; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information or which require tracking gifts and other remuneration and items of value provided to physicians, other healthcare providers and entities; state and local laws that require the registration of pharmaceutical sales representatives. Violation of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, civil and criminal penalties, damages, fines, additional reporting obligation, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and individual imprisonment.

Data Privacy and Security Laws

Pharmaceutical companies may be subject to U.S. federal and state health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. State laws may be more stringent, broader in scope or offer greater individual rights with respect to protected health information, or PHI, than HIPAA and state laws may differ from each other, which may complicate compliance efforts. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by the Department of Health and Human Services, or HHS, may be subject to significant civil, criminal and administrative fines and penalties and/ or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. In addition, California enacted the California Consumer Privacy Act, or CCPA, which creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA came into effect on January 1, 2020, and became enforceable by the California Attorney General on July 1, 2020. The CCPA has been amended from time to time, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.

European Union member states, the United Kingdom, Switzerland and other jurisdictions have also adopted data protection laws and regulations, which impose significant compliance obligations. In the European Union, or EU, the collection and use of personal data, including clinical trial data, is governed by the provisions of the General Data Protection Regulation, or the GDPR. The GDPR became effective on May 25, 2018. The GDPR, together with national legislation, regulations and guidelines of the EU and EEA member states governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, analyze, store, transfer and otherwise process personal data, including health data from clinical trials and adverse event reporting and pseudonymized (i.e. key-coded) data. In particular, the GDPR includes obligations and restrictions concerning the consent of the individuals to whom the personal data relates, the information provided to such individuals, the transfer of personal data out of the EU, security breach notifications, security and confidentiality of the personal data and imposition of substantial potential fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties, for breaches of the data protection obligations. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which adds to the complexity of processing personal data in or from the EU. Guidance on implementation and compliance practices are often updated or otherwise revised. The aforementioned EU rules are applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR, or UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes may lead to additional costs and increase our overall risk exposure.

Coverage and Reimbursement

Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any newly approved product. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a particular product does not ensure that other payors will also provide coverage for the product. As a result, the coverage determination process can require manufacturers to provide scientific and clinical support for the use of a product to each payor separately and can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

In addition, third-party payors are increasingly reducing reimbursements for pharmaceutical products and services. The U.S. government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are more and more challenging the prices charged, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available or that the third-party payors’ reimbursement policies will not adversely affect the ability for manufacturers to sell products profitably.

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1% of the average manufacturer price; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. For example, in 2017, Congress enacted the Tax Cuts and Jobs Act, which eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The Supreme Court of the United States is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, absent additional congressional action. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Employees

As of December 31, 2020, we had 34 employees, including 10 employees with M.D. or Ph.D. degrees. Of these employees, 27 employees are engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement.

Corporate Information

We were incorporated in Delaware in November 2017. Our offices are located at Oppenheimer 4, Rehovot, Israel 76701014. Our common stock is listed on the Nasdaq Global Market under the symbol “AYLA.”

Available Information

Our internet website address is www.ayalapharma.com/. In addition to the information about us and our subsidiaries contained in this Annual Report on Form 10-K, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report on Form 10-K.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through our website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Additionally the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below and the other information Annual Report on Form 10-K before making an investment in our common stock. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

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

We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our formation. We had a net loss of approximately $17.8 million and $30.1 million for the years ended December 31, 2019 and 2020, respectively. As of December 31, 2020, we had an accumulated deficit of $70.9 million. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to licensing product candidates and research and development, including our preclinical development activities and clinical trials.

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

advance our Phase 2 TENACITY trial of AL101 for the treatment of recurrent/metastatic triple negative breast cancer, or R/M TNBC

•

commence our planned Phase 2/3 RINGSIDE pivotal trial of AL102 for the treatment of desmoid tumors, initiate a Phase 2 clinical trial for relapse refractory T cell acute lymphoma or R/R T-ALL, or obtain and conduct clinical trials for any other product candidates;

•

assuming successful completion of our Phase 2 trials of AL101, are required by the U.S. Food and Drug Administration, or FDA, to complete Phase 3 clinical trials to support submission of a New Drug Application, or NDA, of AL101;

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

We expect to spend substantial amounts of capital to complete the development of, seek regulatory approvals for and, if approved, commercialize AL101 and AL102. These expenditures will include costs related to our clinical development and costs associated with our license agreement with Bristol-Myers Squibb Company, or BMS, under which we are obligated to make milestone payments, royalty payments in connection with the sale of resulting products and payments consisting of a portion of all consideration we receive in connection with the sublicense or assignment of any patent rights we licensed from BMS. For more information regarding this agreement, please see “Business—License Agreements.”

We anticipate that we will use our cash and cash equivalents, including the net proceeds of $52.2 million from our initial public offering, or IPO, and short-term restricted bank deposits, to advance the clinical development of AL101 and AL102 and the remainder, if any, for working capital and general corporate purposes.

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

Based upon our current operating plan, we believe that our cash and cash equivalents as of December 31, 2020, together with the proceeds from the Private Placement (as defined herein), will enable us to fund our operating expenses and capital expenditure requirements into 2023. This estimate and our expectation regarding the sufficiency of the net proceeds from our IPO to advance the clinical development of AL101 and AL102 are based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, or our ongoing and planned clinical trials may be more expensive, time-consuming or difficult to design or implement than we currently anticipate. Changing circumstances could cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more than currently expected because of circumstances beyond our control. Because the length of time and activities associated with successful development of AL101 and AL102 is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•

the progress, timing, costs and results of our clinical trials of AL101 and AL102 and the development of any future product candidates, including any unforeseen costs we may incur as a result of clinical trial delays due to the COVID-19 pandemic or other causes;

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

In November 2017, we licensed rights to AL101 and AL102 pursuant to a license agreement with BMS, or the BMS License Agreement. Under the BMS License Agreement, we are subject to significant obligations, including milestone payments, royalty payments on product sales and clinical development obligations, as well as other material obligations. Under the BMS License Agreement, we will be obligated to pay BMS fixed royalty payments that could range from a high single-digit to a low teen percentage on net sales of products containing AL101 or AL102, as well as a portion of all consideration we receive in connection with the sublicense or assignment of any patent rights we licensed from BMS, ranging from a mid-teen to mid-double-digit percentage, depending on the development stage of the most advanced product candidate that is subject to the applicable sublicense or assignment. For more information regarding the BMS License Agreement, please see “Business—License Agreements.” If these payments become due under the terms of the BMS License Agreement, we may not have sufficient funds available to meet our obligations and our development efforts may be materially harmed. Furthermore, if we are forced to raise additional funds, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.

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

As of December 31, 2020, we had 34 employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory affairs and sales and marketing. We may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

The COVID-19 pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, our administrative employees work remotely at times. In addition, we have modified our business practices, including restricting employee travel, developing social distancing plans for our employees and canceling physical participation in meetings, events and conferences. As a result of the COVID-19 pandemic, we may experience additional disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

As of December 31, 2020, we had net operating loss carryforwards, or NOLs, of $23.9 million for federal income tax purposes and $10.9 million for state income tax purposes, which may be available to offset our future taxable income, if any, and begin to expire in various amounts in 2037 and 2038, respectively, provided that NOLs generated in tax years ending after December 31, 2017 will not be subject to expiration. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs and certain other tax attributes to offset future taxable income. If the U.S. Internal Revenue Service challenges our determinations with respect to the existence of previous ownership changes or the effects thereof, our ability to use our NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could also result in an ownership change under Sections 382 and 383 of the Code. In addition, for taxable years beginning after December 31, 2020, utilization of federal NOLs generated in tax years beginning after December 31, 2017 are limited to a maximum of 80% of the taxable income for such year, after taking into account utilization of NOLs generated in years beginning before January 1, 2018 and determined without regard to such NOL deduction. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to use a material portion of the NOLs, even if we attain profitability.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs or IECs of the institutions in which such trials are being conducted, the Data Safety Monitoring Board, or DSMB, for such trial or the FDA or other regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and, while we have agreements governing their committed activities, we have limited influence over their actual performance, as described in “—Risks Related to Our Dependence on Third Parties.”

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

For example, we are currently conducting our Phase 2 ACCURACY trial of AL101 in a subset of R/M ACC patients with Notch-activating mutations and in a subset of R/M TNBC patients with Notch-activating mutations and intend to conduct a Phase 2 trial of AL101 in R/R T-ALL patients in 2022, subject to the impact of COVID-19 on our business. We cannot be sure that we will be able to identify a sufficient number of patients with this genotype in a timely manner to initiate the R/M TNBC and R/R T-ALL Phase 2 trials at their respective target dates, or in sufficient numbers to complete these trials or our Phase 2 ACCURACY trial. Furthermore, any negative results we may report in clinical trials of any product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays or failures in planned patient enrollment or retention may result in increased costs or program delays, which could have a harmful effect on our strategy to rapidly advance the clinical development of our product candidates or could render further development impossible.

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

The results of preclinical studies, early clinical trials or analyses of our product candidates, including our post hoc analyses of AL101 and AL102, may not be predictive of the results of later-stage clinical trials or the results of clinical trials of the same product candidates in other indications. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. In addition, conclusions based on promising data from analyses of clinical results, such as our post hoc analyses, may be shown to be incorrect when implemented in prospective clinical trials. Even if our clinical trials of AL101 or AL102 are completed as planned, we cannot be certain that their results will support the safety and efficacy sufficient to obtain regulatory approval. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials. Moreover, the results of clinical trials of a product candidate in a particular indication may not be predictive of the results of clinical trials of that product candidate in other indications.

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

If unacceptable side effects arise in the development of our product candidates, we, the FDA or the IRBs (or IECs) at the institutions in which our studies are conducted, or the DSMB, if constituted for our clinical trials, could recommend a suspension or termination of our clinical trials, or the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. In addition, drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete a trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Additionally, the United Kingdom left the European Union, or EU, on January 31, 2020, an event commonly referred to as “Brexit”, under the terms of a withdrawal agreement, entering into a “transition period” which ended on December 31, 2020 during which the United Kingdom was essentially treated as a member state of the EU and the regulatory regime remained the same across the United Kingdom and the European Union. Since January 1, 2021, the U.K. operates under a distinct regulatory regime. EU pharmaceutical laws now only apply to the UK in respect of Northern Ireland (as laid out in the Protocol on Ireland and Northern Ireland, including but not limited to marketing authorization applications). Since January 1, 2021, EU laws which have been transposed into U.K. law through secondary legislation continue to be applicable as “retained EU law”.

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

Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product candidate may be marketed or to the conditions of approval, including a requirement to implement a REMS. If any of our product candidates receives marketing approval, the accompanying label may limit the approved indicated use of the product candidate, which could limit sales of the product candidate. The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. Violations of the Federal Food, Drug, and Cosmetic Act, or FDCA, relating to the promotion of prescription drugs may lead to FDA enforcement actions and investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws. Similar regulations apply in countries outside the United States.

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

Further, the FDA’s policies may change, and additional government regulations may be enacted that could impose extensive and ongoing regulatory requirements and obligations on any product candidate for which we obtain marketing approval. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the results of the 2020 U.S. Presidential Election may impact our business and industry. Namely, the Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these orders will be implemented, or whether they will be rescinded and replaced under the Biden administration. The policies and priorities of the new administration are unknown and could materially impact the regulations governing our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

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

If the FDA or a comparable foreign regulatory authority requires approval (or certification, or clearance) of a companion diagnostic for any of our product candidates, whether before or after the product candidate obtains marketing approval, we and/or third-party collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the Securities and Exchange Commission, or the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA has postponed or limited most of its routine inspectional activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

If a drug is intended for the treatment of a serious condition and nonclinical or clinical data demonstrate the potential to address unmet medical need for this condition, a drug sponsor may apply for fast track designation. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

We may in the future seek an accelerated approval for one or more of our product candidates. Under the accelerated approval program, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verity and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug on an expedited basis.

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

Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, see “Business—Competition.”

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

We currently rely on third-party contract manufacturing organizations, or CMOs, for the production of clinical supply of AL101 and AL102 and intend to rely on CMOs for the production of commercial supply of AL101 and AL102, if approved. Our dependence on CMOs may impair the development of AL101 and AL102 and may impair the commercialization of AL101 and AL102, if approved, which would adversely impact our business and financial position.

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

We rely, and will continue to rely, on CROs, CRO-contracted vendors and clinical trial sites to ensure the proper and timely conduct of our clinical trials. Our reliance on CROs for clinical development activities limits our control over these activities, but we remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards.

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

An important part of our strategy is to evaluate and, as deemed appropriate, extend our current or enter into additional partnerships in the future, including potentially with major biopharmaceutical companies. We have limited capabilities for product development and do not yet have any capability for commercialization. Accordingly, we have entered into an evaluation, option and license agreement with Novartis, or the Novartis Agreement, that provides Novartis with the exclusive ability to evaluate, develop, and potentially license, AL102 in combination with Novartis’ BCMA-targeting agents for the treatment of MM. For more information regarding the Novartis Agreement, please see “Business—License Agreements.” We may also enter into collaborations with other companies to provide us with important technologies or funding for our programs.

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

If any collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research and development funding or milestone or royalty payments under such collaborations. If we do not receive the funding we expect under these agreements, our continued development of our product candidates could be delayed and we may need additional resources to develop additional product candidates. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities of any collaborators and there can be no assurance that our collaborations will produce positive results or successful products on a timely basis or at all.

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

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act of 2017 included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, the U.S. District Court for the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The Supreme Court of the United States granted the petitions is currently reviewing this case, although it is unclear how the Supreme Court will rule. It is uncertain the extent to which any changes made to the ACA as a result may impact our business or financial condition.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

•

the U.S. federal legislation commonly referred to as the Physician Payments Sunshine Act, enacted as part of the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians, certain other healthcare professionals, and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members. Additionally, on October 25, 2018, the “Substance Use-Disorder Prevention that Promoted Opioid Recovery and Treatment for

Patients and Communities Act” was signed into law which, in part (under a provision entitled “Fighting the Opioid Epidemic with Sunshine”) extends the reporting and transparency requirements for physicians in the Physician Payments Sunshine Act to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse midwives (with reporting requirements going into effect in 2022 for payments made in 2021);

•

analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and

•	similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

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

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal data, such as information that we may collect in connection with clinical trials in the U.S. and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, the California Consumer Privacy Act of 2018, or the CCPA, went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act, or the CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

If we conduct clinical trials or enter into research collaborations in the EEA, we may be subject to the GDPR. The GDPR applies extraterritorially and implements stringent operational requirements for processors and controllers of personal data, including, for example, high standards for obtaining consent from individuals to process then personal data, robust disclosures to individuals, a comprehensive individual data rights regime, data export restrictions governing transfers of data from the EEA, to other jurisdictions, short timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to health data, other special categories of personal data and pseudonymised (i.e., key-coded) data and additional obligations if we contract third-party processors in connection with the processing of personal data. The GDPR provides that EU and EEA member states may establish their own laws and regulations limiting the processing of personal data, including genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase. If our or our partners’ or service providers’ privacy or data security measures fail to comply with GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to 20 million Euros or up to 4% of our total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. Further, from January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes may lead to additional costs and increase our overall risk exposure.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

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

We are party to a license agreement with BMS which gives us the right to practice certain issued patents to develop and commercialize AL101 and AL102 and methods of use thereof. We may enter into additional license agreements in the future. Our existing license agreements impose, and any future license agreements are likely to impose, various diligence, milestone payment, royalty, insurance and other obligations on us. Any uncured, material breach under these license agreements could result in the loss of our rights to practice such in-licensed intellectual property and could compromise our development and commercialization efforts for any current product candidates, including requiring us to cease the development and commercialization of AL101 and AL102, or future product candidates and methods of use thereof.

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

It is possible that we will fail to identify further patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into confidentiality agreements with employees, consultants, CROs, contractors, manufacturers, advisors and other third parties who have access to our confidential information, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States, EU and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our owned or any licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. The patent applications that we own, or in-license, may fail to result in issued patents with claims that provide further coverage of AL101, AL102 or any other product candidate or methods of use thereof in the United States or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Additionally, any U.S. provisional patent application that we or our licensors file is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of filing the related provisional patent application. If we or our licensors do not timely file any non-provisional patent application, we may lose our priority date with respect to the provisional patent application and any patent protection on the inventions disclosed in the provisional patent application. Even if patents do successfully issue and even if such patents further cover AL101, AL102 or any future product candidate or methods of use thereof, third parties may challenge their validity, ownership, enforceability or scope, which may result in such patents being narrowed, invalidated, circumvented, or held unenforceable. Any successful challenge to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of AL101, AL102 or the methods of use thereof, or any other product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

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

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including but not limited to the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States, Europe and elsewhere that is relevant to or necessary for the commercialization of our product candidates in any jurisdiction. Patent applications in the United States, EU and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our product candidates could be filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or the use of our product candidates. After issuance, the scope of patent claims remains subject to construction as determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. We may incorrectly determine that our product candidates or methods of use thereof are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States, the EU or elsewhere that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our product candidates. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates.

From time to time we may identify patents or applications in the same general area as our products and product candidates and methods of use thereof. We may determine these third-party patents are irrelevant to our business based on various factors including our interpretation of the scope of the patent claims and our interpretation of when the patent expires. If the patents are asserted against us, however, a court may disagree with our determinations. Further, while we may determine that the scope of claims that will issue from a patent application does not present a risk, it is difficult to accurately predict the scope of claims that will issue from a patent application, our determination may be incorrect, and the issuing patent may be asserted against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay monetary damages, we may be temporarily or permanently prohibited from commercializing our product candidates or be required to obtain a license under such patent, which may not be available on reasonable terms or at all. We might, if possible, also be forced to redesign our product candidates so that we no longer infringe, misappropriate or otherwise violate the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•

others may be able to make products that are similar to AL101, AL102 or our future product candidates and methods of use thereof but that are not covered by the claims of the patents that we own or exclusively licensed;

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors, or breached due to employee error, a technical vulnerability, malfeasance or other disruptions. Although, to our knowledge, we have not experienced any such material security breach to date, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, significant regulatory penalties, and such an event could disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay our clinical development of our product candidates.

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

Our stock price may be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price which you paid for it. The market price for our common stock may be influenced by many factors, including:

•	any delay in the enrollment and completion of our clinical trials;

•	inability to obtain additional funding;

•	the success of competitive products or technologies;

•	actual or expected changes in our growth rate relative to our competitors;

•	results of clinical trials of our product candidates or those of our competitors;

•	developments related to our existing or any future collaborations;

•	adverse regulatory decisions;

•	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;

•	regulatory or legal developments in the United States and other countries;

•	development of new product candidates that may address our markets and make our product candidates less attractive;

•	changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;

•	inability to obtain adequate product supply for AL101, AL102 or any other product candidate, or the inability to do so at acceptable prices;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key scientific or management personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	actual or expected changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;

•

significant lawsuits, including patent or shareholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	trading volume of our common stock;

•	short selling activities;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

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

Based on the number of shares of common stock outstanding as of December 31, 2020, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 79% of our outstanding voting stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. There were 12,734,358 shares of common stock outstanding as of December 31, 2020. Of those shares 9,005,411 shares were previously restricted as a result of securities laws or lock-up agreements, but are now eligible to be sold, unless held by one of our affiliates, in which case the resale of those securities are subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended, or Rule 144. Moreover, certain holders of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. Pursuant to the 2021 Purchase Agreement (as defined herein), we agreed to use reasonable best efforts to register 2,249,998 shares issued, or issuable upon exercise of warrants issued, in the Private Placement (as defined herein), on a registration statement on Form S-3 promptly following the date such form is available for use by us, but in no event later than June 15, 2021. We have also registered all shares of common stock that issued under our equity compensation plans. Such shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the closing of our initial public offering. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report on Form 10-K;

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

We have taken advantage of reduced reporting burdens in this Annual Report on Form 10-K. In particular, in this Annual Report on Form 10-K, we have provided only two years of audited financial statements and have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our stock and our stock price may be reduced or become more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have elected to take advantage of this extended transition period.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse, inaccurate or misleading opinion regarding our business, our stock price and trading volume may be negatively impacted.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. In the event any of the analysts who cover us issue an adverse, inaccurate or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our target operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Our restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving claims brought against us by stockholders; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities Act, the Exchange Act, the rules and regulations thereunder or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our restated certificate of incorporation described above.

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

It may be difficult to enforce a U.S. judgment against us, our officers and directors named in this Annual Report on Form 10-K in Israel or the United States, or to assert U.S. securities laws claims in Israel or serve process on our officers and directors.

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

77

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

On Israel’s domestic front, there is currently a level of unprecedented political instability. The Israeli government has been in a transitionary phase since December 2018, when the Israeli Parliament, or the Knesset, first resolved to dissolve itself and call for new general elections. In 2019, Israel held general elections twice, in April and September, and a third general election was held in March 2020 and a fourth general election is scheduled to take place in March 2021. The Knesset, for reasons related to this extended political transition, has failed to pass a budget for the year 2020, and certain government ministries, which may be critical to the operation of our business, are without necessary resources and may not receive sufficient funding moving forward. Given the likelihood that the current political stalemate may not be resolved during the next calendar year, our ability to conduct our business effectively may be adversely materially affected.

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

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our common stock would be your sole source of gain on an investment in our common stock for the foreseeable future. See “Dividend Policy.”

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

We could be subject to changes in tax laws or their interpretation or additional taxes in or out of the United States, or could otherwise have exposure to additional tax liabilities.

We are subject to tax laws in each jurisdiction where we do business. Changes in tax laws or their interpretation could decrease the amount of revenues we receive, the value of any tax loss carry-forwards and tax credits recorded on our balance sheet and the amount of our cash flow, and adversely affect our business, financial condition or results of operations. In addition, other factors or events, including business combinations and investment transactions, changes in the valuation of our deferred tax assets and liabilities, adjustments to taxes upon finalization of various tax returns or as a result of deficiencies asserted by taxing authorities, increases in expenses not deductible for tax purposes, changes in available tax credits, changes in transfer pricing methodologies, other changes in the apportionment of our income and other activities among tax jurisdictions, and changes in tax rates, could also increase our future effective tax rate.

Our tax filings are subject to review or audit by the U.S. Internal Revenue Service (the “IRS”) and state, local and non-U.S. taxing authorities. We exercise significant judgment in determining our worldwide provision for taxes and, in the ordinary course of our business, there may be transactions and calculations where the proper tax treatment is uncertain. We may also be liable for taxes in connection with businesses we acquire. Our determinations are not binding on the IRS or any other taxing authorities, and accordingly the final determination in an audit or other proceeding may be materially different than the treatment reflected in our tax provisions, accruals and returns. An assessment of additional taxes because of an audit could have a material adverse effect on our business, financial condition, results of operations and cash flows.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. In particular, the recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, tax legislation, regulation and government policy. For example, the United States government may enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate, an increase in the tax rate applicable to the global intangible low-taxed income and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. No specific United States tax legislation has been proposed at this time and the likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers or our customers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal office is located at Oppenheimer 4, Rehovot 7670104, Israel, where we lease approximately 15,000 square feet of office and laboratory space under a lease agreement that terminates in 2029. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3.	Legal Proceedings.

We are not subject to any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Executive Officers
Roni Mamluk, Ph.D.	53	Chief Executive Officer and Director
Yossi Maimon, CPA, M.B.A.	50	Chief Financial Officer
Gary Gordon, M.D., Ph.D.	68	Chief Medical Officer
Directors
David Sidransky, M.D.	60	Chairman of the Board of Directors
Murray A. Goldberg	76	Director
Robert Spiegel, M.D., FACP	71	Director
Todd Sone	50	Director
Vered Bisker-Leib, Ph.D., M.B.A.	50	Director

Executive Officers

Roni Mamluk, Ph.D. has served as our Chief Executive Officer and a member of our board of directors since November 2017. Prior to joining us, Dr. Mamluk held various management positions at Chiasma, Inc., a biopharmaceutical company, including as Chief Executive Officer from April 2013 to March 2015 and has served as a member of its board of directors since June 2017. Prior to her time at Chiasma, Dr. Mamluk was the head of preclinical development of an oncology product at Adnexus Therapeutics Inc., a biopharmaceutical company, from April 2004 to June 2006. Dr. Mamluk received a B.Sc. in Animal Sciences from Hebrew University of Jerusalem and a Ph.D. in Biology of Reproduction from the Hebrew University of Jerusalem, where she graduated summa cum laude. Dr. Mamluk also held a postdoctoral fellowship in angiogenesis at Harvard Medical School. We believe that Dr. Mamluk’s extensive scientific knowledge, experience with our company and experience serving on a public company board of directors qualifies her to serve on our board of directors.

Yossi Maimon, CPA, M.B.A. has served as our Chief Financial Officer since March 2019. Prior to joining us, Mr. Maimon served as Chief Financial Officer at Protalix BioTherapeutics Inc., a biopharmaceutical company, from October 2006 to July 2019. Prior to his time at Protalix, Mr. Maimon served as Chief Financial Officer of ColBar LifeScience Ltd., a medical device company, from 2002 to 2006. Mr. Maimon received a B.A. in Accounting from the City University of New York and an M.B.A. from Tel Aviv University. Mr. Maimon is licensed as a Certified Public Accountant in New York and Israel.

Gary Gordon, M.D., Ph.D. has served as our Chief Medical Officer since August 2019. Prior to joining us, Dr. Gordon served as Vice President of Oncology Development at AbbVie Inc., a biopharmaceutical company, from January 2013 to April 2018. Prior to his time at AbbVie, Dr. Gordon served as Divisional Vice President of Global Oncology Development at Abbott Laboratories, a medical device company, from April 2003 to December 2012. Prior to his time at Abbott, Dr. Gordon served as Chief Scientific Officer and Vice President of Clinical Affairs at Ovation Pharmaceuticals Inc., a biopharmaceutical company, from May 2001 to April 2003. Dr. Gordon received a B.S. in Biochemistry from the State University of New York at Stony Brook and a Ph.D. in Pharmacology and an M.D. from Johns Hopkins University School of Medicine.

Non-Employee Directors

David Sidransky, M.D. has served as the chairman of our board of directors since November 2017. Since July 1994, Dr. Sidransky has been the Director of the Head and Neck Cancer Research Division at Johns Hopkins University School of Medicine’s Department of Otolaryngology and Professor of Oncology, Cellular & Molecular Medicine, Urology, Genetics, and Pathology at the John Hopkins University School of Medicine. Dr. Sidransky currently serves on the board of directors of Galmed Pharmaceuticals Ltd., a biopharmaceutical company, Orgenesis Inc., a pharmaceutical manufacturing company and Champions Oncology, Inc., a biopharmaceutical company, and is the chairman of the board of directors of Advaxis, Inc., a biotechnology company. He also serves on the board of directors of Biond Biologics Ltd., a private biotechnology company. Previously, Dr. Sidransky served on the board of directors of Akari Therapeutics plc, a biopharmaceutical company, and Rosetta Genomics Ltd., a molecular diagnostics company. In addition, Dr. Sidransky served as Director of the American Association for Cancer Research (AACR) from 2005 to 2008. Dr. Sidransky received a B.S. in Chemistry from Brandeis University and an M.D. from Baylor College of Medicine where he also completed his residency in Internal Medicine. We believe that Dr. Sidransky’s pioneering academic work, extensive medical and scientific knowledge and experience serving on public company boards of directors qualify him to serve on our board of directors.

Murray A. Goldberg has served as a member of our board of directors since December 2017. Mr. Goldberg held various management positions at Regeneron Pharmaceuticals, Inc., a biopharmaceutical company, from March 1995 to March 2015, including as Senior Vice President of Administration and Assistant Secretary from October 2013 to March 2015, as Chief Financial Officer and Senior Vice President, Finance and Administration and Assistant Secretary from March 1995 to October 2013 and as Treasurer from March 1995 to October 2012. Mr. Goldberg previously served on the boards of directors of Aerie Pharmaceuticals Inc., a biopharmaceutical company, where he also served as the chairman of its audit committee, and Teva Pharmaceuticals Industries Ltd.. Mr. Goldberg received a B.S. in Engineering from New York University, a Master’s degree in International Economics from the London School of Economics and an M.B.A. from the University of Chicago. We believe that Mr. Goldberg is qualified to serve on our board of directors because of his broad financial, operational and transactional experience in the industry.

Robert Spiegel, M.D., FACP has served as a member of our board of directors since December 2017. Since 2012, Dr. Spiegel has served as an Associate Professor at the Weill Cornell Medical School. In addition, Dr. Spiegel has served as a Senior Advisor to Warburg Pincus, a private equity firm, and an Advisor to the Israel Biotech Fund, a venture investment fund since 2010 and 2016, respectively. Prior to these positions, Dr. Spiegel served as Chief Medical Officer of PTC Therapeutics, Inc., a biopharmaceutical company, from March 2011 to April 2016. Prior to his time at PTC Therapeutics, Dr. Spiegel held various management positions at Schering-Plough Corporation, a global healthcare company, including as Chief Medical Officer and Senior Vice President of the Schering-Plough Research Institute, the pharmaceutical research arm of the Schering-Plough Corporation from 1998 to 2009. Dr. Spiegel is currently a member of the board of directors of Geron Corporation and Cyclacel Pharmaceuticals, Inc., biopharmaceutical company, since 2010 and 2018, respectively. Dr. Spiegel has previously served as a member of the board of directors for Sucampo Pharmaceuticals, Inc., a biopharmaceutical company, Edge Therapeutics, Inc., a biotechnology company, Avior Computing Corporation, a privately-held governance risk and compliance process technology company, Talon Therapeutics, Inc., a biopharmaceutical company, Capstone Therapeutics Corp., a biotechnology company, the Cancer Institute of New Jersey and Cancer Care New Jersey. Dr. Spiegel received a B.A. in 1971 from Yale University and an M.D. from the University of Pennsylvania in 1975. Following his residency in internal medicine, Dr. Spiegel completed a fellowship in medical oncology at the National Cancer Institute. We believe that Dr. Spiegel’s extensive medical and scientific knowledge as well as his experience in the life science industry qualifies him to serve on our board of directors.

Todd Sone has served as a member of our board of directors since April 2018. Since December 2017, Mr. Sone has served as a partner at aMoon 2 Fund Limited Partnership, a healthtech and life-science venture capital firm. Prior to his time at aMoon, Mr. Sone served as a Managing Director at Signet Healthcare Partners, an investment fund that provides growth capital to commercial-stage life-science companies, from December 2009 to December 2017. Mr. Sone served on the board of directors of Arbor Pharmaceuticals, LLC, a biopharmaceutical company, Apicore US LLC, a biopharmaceutical company, Impopharma Inc., a biopharmaceutical company, and SMART Medical Systems Ltd., a medical device company. Mr. Sone received a B.Com (with High Distinction) from the University of Toronto and an M.B.A. from The Wharton School at the University of Pennsylvania with concentrations in healthcare management and finance. We believe that Mr. Sone’s extensive experience in the life-science industry qualifies him to serve on our board of directors.

Vered Bisker-Leib, Ph.D., M.B.A. has served as a member of our board of directors since August 2020. Dr. Bisker-Leib is the Chief Operating Officer of Compass Therapeutics, Inc. where she has been a member of the executive leadership team since November 2017. Prior to Compass, Dr. Bisker-Leib was an Executive-In -Residence with Atlas Ventures LLC from November 2016 to November 2017. Previously, as the Chief Business Officer of Cydan Development, Inc. from October 2014 to October 2016, Dr. Bisker-Leib founded biotech companies focused on therapies addressing rare diseases, including Imara Inc. Dr. Bisker-Leib was a member of Bristol-Myers Squibb’s strategic transactions group where she assumed roles of increasing responsibility across five therapeutic areas, most recently as an Executive Director and Global Head of business development for the cardiovascular and metabolic franchises. Dr. Bisker-Leib received a Ph.D. in Chemical Engineering and an M.B.A from the University of Massachusetts, Amherst. Dr. Bisker-Leib has a B.Sc. in Chemical Engineering from the Israel Institute of Technology, Haifa. We believe that Dr. Bisker-Leib’s extensive experience in the life-science industry qualifies her to serve on our board of directors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is traded on the Nasdaq Global Market under the symbol “AYLA.” On March 1, 2021, there were 20 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. The payment of dividends, if any, will be at the discretion of our board of directors and will depend on our results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payment of dividends present in our future debt agreements, and other factors that our board of directors may deem relevant.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On May 12, 2020, we completed our IPO and issued and sold 3,666,667 shares of our common stock at a price to the public of $15.00 per share. On June 9, 2020, in connection with the partial exercise of the underwriters’ option to purchase additional shares, we issued and sold 274,022 additional shares of common stock at a price of $15.00 per share.

The offer and sale of all of the shares in the offering was registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-236942), as amended, filed in connection with our IPO, or the Registration Statement, which was declared effective by the SEC on May 7, 2020. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. The net proceeds have been invested in short- and intermediate-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. There has been no material change in the expected use of the net proceeds from our IPO as described in the final prospectus (File No. 333-236942) filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on May 11, 2020 in connection with our IPO, or the Final Prospectus.

Item 6.	Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. A discussion of the year ended December 31, 2019 compared to the year ended December 31, 2018 has been reported previously in our Final Prospectus, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Overview

We are a clinical-stage oncology company focused on developing and commercializing small molecule therapeutics for patients suffering from rare and aggressive cancers, primarily in genetically defined patient populations. Our differentiated development approach is predicated on identifying and addressing tumorigenic drivers of cancer, through a combination of our bioinformatics platform and next-generation sequencing to deliver targeted therapies to underserved patient populations. Our current portfolio of product candidates, AL101 and AL102, targets the aberrant activation of the Notch pathway using gamma secretase inhibitors. Gamma secretase is the enzyme responsible for Notch activation and, when inhibited, turns off the Notch pathway activation. Aberrant activation of the Notch pathway has long been implicated in multiple solid tumor and hematological cancers and has often been associated with more aggressive cancers. In cancers, Notch is known to serve as a critical facilitator in processes such as cellular proliferation, survival, migration, invasion, drug resistance and metastatic spread, all of which contribute to a poorer patient prognosis. AL101 and AL102 are designed to address the underlying key drivers of tumor growth, and our initial Phase 2 clinical data of AL101 suggest that our approach may address shortcomings of existing treatment options. We believe that our novel product candidates, if approved, have the potential to transform treatment outcomes for patients suffering from rare and aggressive cancers.

Our product candidates, AL101 and AL102, are being developed as potent, selective, small molecule gamma secretase inhibitors, or GSIs. We obtained an exclusive, worldwide license to develop and commercialize AL101 and AL102 from Bristol-Myers Squibb Company, or BMS, in November 2017. BMS evaluated AL101 in three Phase 1 studies in more than 200 subjects and AL102 in a single Phase 1 study in 36 subjects with various cancers who had not been prospectively characterized for Notch activation, and to whom we refer to as unselected subjects. While these Phase 1 studies did not report statistically significant overall results, clinical activity was observed across these studies in cancers in which Notch has been implicated as a tumorigenic driver.

We are currently conducting our ongoing Phase 2 ACCURACY trial for the treatment of recurrent/metastatic adenoid cystic carcinoma, or R/M ACC, in subjects with progressive disease and Notch-activating mutations. If approved, we believe that AL101 has the potential to be the first therapy approved by the U.S. Food and Drug Administration, or FDA, for patients with R/M ACC and address the unmet medical need of these patients. AL101 was granted Orphan Drug Designation in May 2019 for the treatment of adenoid cystic carcinoma, or ACC, and fast track designation in February 2020 for the treatment of R/M ACC. In the second quarter of 2020, we commenced dosing of patients in our ACCURACY trial for the treatment of R/M ACC with Notch-activating mutations at the higher dose of 6mg. We plan to report additional data from this trial in 2021.

We are currently also evaluating AL101 as a monotherapy in an open-label Phase 2 clinical trial for the treatment of patients with Notch-activated recurrent or metastatic (R/M) triple negative breast cancer (TNBC). We refer to this trial as the TENACITY trial. It is an open-label, multicenter, single arm study which is expected to initially enroll up to 26 patients with Notch-activated R/M TNBC whose disease has recurred or progressed after three or fewer lines of prior therapy. Notch activation will be determined using a Next Generation Sequencing (NGS) based assay screen. We dosed the first patient enrolled in this study in January 2021 and expect to report preliminary data by the end of 2021.

Our second product candidate, AL102, is being developed as a potent, selective, oral GSI for the treatment of desmoid tumors, for which we have recently announced that the FDA has agreed, based on data from AL101 and AL102 Phase 1 studies including durable responses observed in patients with desmoid tumors, to proceed with a Phase 2/3 pivotal study in the first half of 2021.

We are also developing AL101 for the treatment of T-ALL, an aggressive, rare form of T-cell specific leukemia. Based on findings from our Phase 1 study of AL101 and supporting data from our preclinical studies, we intend to commence a Phase 2 clinical trial of AL101 for the treatment of R/R T-ALL in 2022, subject to the impact of COVID-19 on our business.

In addition, we are collaborating with Novartis International Pharmaceutical Limited, or Novartis, to develop AL102 for the treatment of multiple myeloma, or MM, in combination with Novartis’ B-cell maturation antigen, or BCMA, targeting therapies.

We were incorporated as a Delaware corporation on November 14, 2017, and our headquarters is located in Rehovot, Israel. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital and conducting research and development activities for our product candidates. To date, we have funded our operations primarily through the sales of common stock and convertible preferred stock.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were $17.8 million and $30.1 million for the years ended December 31, 2019 and 2020, respectively. As of December 31, 2020, we had an accumulated deficit of $70.9 million. We anticipate that our expenses will increase significantly as we:

•	advance our Phase 2 ACCURACY trial of AL101 for the treatment of R/M ACC;

*	advance our Phase 2 TENACITY trial of AL101 for the treatment of R/M TNBC

•	initiate our Phase 2/3 RINGSIDE pivotal trial of AL102 for the treatment of desmoid tumors, or obtain and conduct clinical trials for any other product candidates;

•

assuming successful completion of our Phase 2 ACCURACY trial of AL101 for the treatment of R/M ACC, may be required by the U.S. Food and Drug Administration, or FDA, to complete Phase 3 clinical trials to support submission of a New Drug Application, or NDA, of AL101 for the treatment of R/M ACC;

•	establish a sales, marketing and distribution infrastructure to commercialize AL101 and/or AL102, if approved, and for any other product candidates for which we may obtain marketing approval;

•	collaborate with leading diagnostic companies to develop diagnostic tests for identifying patients with Notch-activating mutations;

•	maintain, expand, protect and enforce our intellectual property portfolio;

•	hire additional staff, including clinical, scientific, technical, regulatory operational, financial, commercial and other personnel, to execute our business plan; and

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

As of December 31, 2020, we had cash and cash equivalents and short-term restricted bank deposits totaling $42.4 million. We believe that our cash and cash equivalents as of December 31, 2020, together with the proceeds from the Private Placement (as defined below), will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based these estimates on assumptions that may prove to be imprecise or incorrect, and we may use our available capital resources sooner than we currently expect. See “—Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates, the development of our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses required for completing the research and development of our product candidates.

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

BMS has the right to terminate the BMS License Agreement in its entirety upon written notice to us (a) for insolvency-related events involving us, (b) for our material breach of the BMS License Agreement if such breach remains uncured for a defined period of time, (c) for our failure to fulfill our obligations to develop or commercialize the BMS Licensed Compounds and/or BMS Licensed Products not remedied within a defined period of time following written notice by BMS, or (d) if we or our affiliates commence any action challenging the validity, scope, enforceability or patentability of any of the licensed patent rights. We have the right to terminate the BMS License Agreement (a) for convenience upon prior written notice to BMS, the length of notice dependent on whether a BMS Licensed Product has received regulatory approval, (b) upon immediate written notice to BMS for insolvency-related events involving BMS, (c) for BMS’s material breach of the BMS License Agreement if such breach remains uncured for a defined period of time, or (d) on a BMS Licensed Compound-by-BMS Licensed Compound and/or BMS Licensed Product-by-BMS Licensed Product basis upon immediate written notice to BMS if we reasonably determine that there are unexpected safety and public health issues relating to the applicable BMS Licensed Compounds and/or BMS Licensed Products. Upon termination of the BMS License Agreement in its entirety by us for convenience or by BMS, we grant an exclusive, non-transferable, sublicensable, worldwide license to BMS under certain of our patent rights that are necessary to develop, manufacture or commercialize BMS Licensed Compounds or BMS Licensed Products. In exchange for such license, BMS must pay us a low single-digit percentage royalty on net sales of the BMS Licensed Compounds and/or BMS Licensed Products by it or its affiliates, licensees or sublicensees, provided that the termination occurred after a specified developmental milestone for such BMS Licensed Compounds and/or BMS Licensed Products. For more information regarding this agreement, please see “Business—License Agreements.”

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

The option we granted to Novartis will remain in effect until the earlier of (a) 60 days following the last visit of the last subject in the evaluation studies, (b) the termination of the Novartis Agreement, or (c) 36 months following the delivery by us to Novartis of sufficient amounts of clinical evaluation materials to conduct the anticipated clinical studies. The Novartis Agreement remains in effect until such time as no Novartis Licensed Product is being developed or commercialized by Novartis, its affiliates, or sublicensees (including distributors or commercial partners), unless terminated earlier. We have the right to terminate the Novartis Agreement (a) for Novartis’s material breach if such breach remains uncured for 60 days (such cure period shall be extended for an additional period during which Novartis is making good faith efforts to cure such breach) or (b) for Novartis’s failure to use commercially reasonable efforts to develop or commercialize AL102 and/or the Novartis Licensed Product not remedied within four months following written notice to Novartis. Novartis has the right to terminate the Novartis Agreement (a) in its entirety or on a country-by-country basis for convenience, upon 60 days’ written notice to us, (b) for our material breach if such breach remains uncured for 60 days (such cure period shall be extended for an additional period during which we are making good faith efforts to cure such breach) or (c) upon immediate written notice to us for insolvency-related events involving us. For more information regarding this agreement, please see “Business—License Agreements.”

Components of Results of Operations

Revenue Recognition

We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which applies to all contracts with customers. Under Topic 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of Topic 606, the entity performs the following five steps:

(i)	identify the contract(s) with a customer;

(ii)	identify the performance obligations in the contract;

(iii)	determine the transaction price;

(iv)	allocate the transaction price to the performance obligations in the contract; and

(v)	recognize revenue when (or as) the entity satisfies a performance obligation.

At contract inception, once the contract is determined to be within the scope of Topic 606, we assess the goods or services promised within the contract and determine those that are performance obligations and assess whether each promised good or service is distinct.

Customer option to acquire additional goods or services gives rise to a performance obligation in the contract only if the option provides a material right to the customer that it would not receive without entering into that contract.

In a contract with multiple performance obligations, we must develop estimates and assumptions that require judgment to determine the underlying stand-alone selling price for each performance obligation, which determines how the transaction price is allocated among the performance obligations.

We evaluate each performance obligation to determine if it can be satisfied at a point in time or over time.

Revenue is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration we expect to be entitled to receive in exchange for those goods or services.

In December 2018, we entered into the Novartis Agreement for which we paid for its research and development costs. For additional details regarding the Novartis Agreement, refer to Note 5 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We concluded that there is one distinct performance obligation under the Novartis Agreement: Research and development services, an obligation which is satisfied over time.

Revenue associated with the research and development services in the amount of $3.7 million was recognized in the year ended December 31, 2020, compared to $2.3 million ~~was~~ recognized in fiscal year 2019.

We concluded that progress towards completion of the research and development performance obligation related to the Novartis Agreement is best measured in an amount proportional to the expenses incurred from the total estimated expenses. We periodically review and update our estimates, when appropriate, which may adjust revenue recognized for the period. The transaction price to be recognized as revenue under the Novartis Agreement consists of the reimbursable research and development costs.

Operating Expenses

Our operating expenses since inception have consisted solely of research and development expenses and general and administrative expenses.

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

The following table summarizes our research and development expenses by product candidate or development program for the years ended December 31, 2019 and 2020:

	Years Ended December 31,
	2020	2019
Program-specific costs:
AL101
ACC	$13,684	$11,518
TNBC	6,828	1,107
General Expenses	1,563	1,580
AL102
General Expenses	39	219
Desmoid	292	—

Total research and development expenses	$22,406	$14,424

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase for the foreseeable future as we initiate additional clinical trials, including our pivotal Phase 2/3 RINGSIDE study of AL102 for the treatment of desmoid tumors and AL101 for the treatment of R/R T-ALL, scale our manufacturing processes, continue to develop additional product candidates and hire additional clinical and scientific personnel.

The successful development of AL101, AL102 and any future product candidate is highly uncertain. Accordingly, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of these product candidates. We are also unable to predict when, if ever, we will generate revenue and material net cash inflows from the commercialization and sale of any of our product candidates for which we may obtain marketing approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of preclinical studies, clinical trials and development of our product candidates will depend on a variety of factors, including:

•

successful completion of clinical trials with adequate safety, tolerability and efficacy profiles for AL101, AL102 and any potential future product candidates that are satisfactory to the FDA or any comparable foreign regulatory authority;

•	approval of INDs for AL101 and AL102 and any potential future product candidate to commence planned or future clinical trials in the United States or foreign countries;

•	significant and changing government regulation and regulatory guidance;

•	timing and receipt of marketing approvals from applicable regulatory authorities;

•	establishing arrangements with contract manufacturing organizations, or CMOs, for third-party clinical and commercial manufacturing to obtain sufficient supply of our product candidates;

•	obtaining, maintaining, protecting and enforcing patent and other intellectual property rights and regulatory exclusivity for our product candidates;

•	commercializing the product candidates, if and when approved, whether alone or in collaboration with other organizations;

•	acceptance of the product, if and when approved, by patients, the medical community and third-party payors;

•	competition with other therapies; and

•	maintenance of a continued acceptable safety profile of the products following approval.

A change in the outcome of any of these variables with respect to the development, manufacture or commercialization enabling activities of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate. For example, if the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we anticipate will be required for the completion of clinical development of a product candidate, or if we experience significant delays in our clinical trials due to patient enrollment or other reasons, we would be required to expend significant additional financial resources and time on the completion of clinical development.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting, auditing, tax services and insurance costs.

We expect that our general and administrative expenses will increase in the future to support continued research and development activities and potential commercialization of our product candidates. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, attorneys and accountants, among other expenses. Additionally, we expect to incur increased expenses associated with being a public company, including the costs of additional personnel, accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and Securities and Exchange Commission, or SEC, requirements, director and officer insurance costs, and investor and public relations costs.

Financial Income, Net

Financial income, net primarily consists of non-cash financial expense incurred in connection with the measurement of derivative instrument in connection with the anti-dilution right granted to BMS, and interest income earned on our cash and cash equivalents and short-term restricted bank deposits.

Critical Accounting Policies and Use of Estimates

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

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies used in the preparation of our consolidated financial statements require the most significant judgments and estimates.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing purchase orders and open contracts, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. The significant estimates in our accrued research and development expenses include the following costs incurred for services in connection with research and development activities for which we have not yet been invoiced:

•	vendors in connection with clinical development activities;

•	vendors in connection with the testing of clinical trial materials;

•	CROs in connection with clinical trials; and

•	investigative sites in connection with clinical trials.

We contract with CROs to conduct clinical and other research and development services on our behalf. We base our expenses related to CROs on our estimates of the services received and efforts expended pursuant to quotes and contracts with them. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our CROs will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Share-Based Compensation

We measure stock options and other stock-based awards granted to employees, directors, consultants or advisors of the company or its affiliates based on their fair value on the date of the grant and recognize compensation expense of those awards, over the requisite service period, which is generally the vesting period of the respective award. We apply the accelerated method of expense recognition to all awards with only service-based vesting conditions.

For stock-based awards granted to non-employees, compensation expense is recognized over the period during which services are rendered by such non-employees until completed.

We estimate the fair value of each stock option grant on the date of grant using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield.

Previously, ss a private company with no active public market for our common stock, our board of directors historically determined the fair value of our common stock on each date of grant, with input from management. Our board of directors periodically determined the estimated per share fair value of our common stock at various dates using valuations performed by third parties. All options to purchase shares of our common stock were intended to be granted with an exercise price per share no less than the fair value per share of our common stock underlying those options on the date of grant, based on the information known to us on the date of grant. Our determinations of the fair value of our common stock were made using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation, or the Practice Guide.

Our board of directors considered various objective and subjective factors, along with input from management, to determine the fair value of our common stock, including:

•	the lack of an active public market for our common stock and convertible preferred stock;

•

the prices at which we sold shares of our convertible preferred stock in arm’s-length transactions and the superior rights, preferences and privileges of the convertible preferred stock relative to our common stock, including the liquidation preferences of our preferred stock;

•	our results of operations and financial condition, including cash on hand;

•	the material risks related to our business;

•	our stage of development and business strategy;

•	the composition of, and changes to, our management team and board of directors;

•

the market performance of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed initial public offerings, or IPOs, of companies in the life sciences and biotechnology sectors; and

•	the likelihood of achieving a liquidity event such as an IPO given prevailing market conditions.

Our valuations were prepared in accordance with the guidelines in the Practice Guide, which prescribes several valuation approaches for setting the value of an enterprise, such as the cost, income and market approaches, and various methodologies for allocating the value of an enterprise to its common stock. Through September 2019, we utilized the option pricing method, or OPM, and a guideline transaction method, which we believed was the most appropriate for each of the valuations of our common stock performed by our independent third-party valuation specialist. The OPM treats our security classes as call options on total equity value, and allocates our equity value across its security classes based on the rights and preferences of the securities within the capital structure under an assumed liquidation event. The OPM method is used when the range of possible future outcomes is difficult to predict and forecasts would be highly speculative. We believed this method was the most appropriate given the expectation of various potential liquidity outcomes and the difficulty of selecting appropriate enterprise values given our early stage of development, while allowing us to accurately capture the potential downside risk of our clinical-stage assets. Beginning in November 2019, for options granted after September 30, 2019, we utilized a hybrid of the OPM and Probability-Weighted Expected Return Method, or PWERM. The PWERM is a scenario based analysis that estimates the value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class. Under this hybrid method, we considered both the initial public offering liquidity scenario and an alternative scenario in the event an initial public offering does not occur. In October 2019, we engaged a new third-party valuation firm to retrospectively estimate the value of our common stock as of certain prior dates. Share-based compensation was awarded as a result of such retrospective valuations.

There are significant judgments and estimates inherent in the determination of the fair value of our common stock. These judgments and estimates are management’s best estimates and include assumptions regarding our future operating performance, the time to completing an initial public offering or other liquidity event, the related company valuations associated with such events and the determinations of the appropriate valuation methods. If we had made different assumptions, our stock-based compensation expense, net loss and net loss per common share could have been different.

Results of Operations

Comparison of the year ended December 31, 2020 and 2019

The following table summarizes our results of operations for the year ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,		% Change
	2019	2020
Revenue from license agreement	$2,334	3,708	59%
Cost of revenue	(1,285)	(3,708)	189
Gross profit	1,049	—	(100)
Operating expenses:
Research and development	14,424	22,406	55
General and administrative	4,336	7,371	70

Operating loss	(17,711)	(29,777)	68

Financial income, net	225	56	(75)
Loss before income tax	(17,486)	(29,721)	70
Taxes on income	(306)	(425)	39

Net loss attributable to common stockholders	$(17,792)	(30,146)	69%

Revenue

Revenue associated with the research and development services under the Novartis Agreement in the amount of $3.7 million was recognized in the year ended December 31, 2020, compared to $2.3 million recognized in fiscal year 2019. For additional details regarding the Novartis Agreement, refer to Note 5 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Research and Development Expenses

Research and development expenses were $22.4 million for the year ended December 31, 2020 compared to $14.4 million for the year ended December 31, 2019, an increase of $8.0 million. This increase was primarily driven by additional costs in connection with the advancement of the AL-101 ACC and TNBC clinical trials.

General and Administrative Expenses

General and administrative expenses were $7.4 million for the year ended December 31, 2020 compared to $4.3 million for the year ended December 31, 2019, an increase of $3 million. This increase was primarily due to higher expenses in connection with becoming a public company, including officer and director insurance, increased headcount and stock based compensation.

Financial Income, net

Financial income, net was $56 thousand for the year ended December 31, 2020 compared to financial income, net of $225 thousand for the year ended December 31, 2019. This decrease was primarily due to lower interest rates received on our cash and cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $30.1 million and $17.8 million for the year ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $70.9 million.

On May 12, 2020, we completed the sale of shares of our common stock in our IPO. In connection with the IPO, we issued and sold 3,940,689 shares of common stock, including 274,022 shares associated with the partial exercise on June 4, 2020 of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share, resulting in net proceeds to us of approximately $52.2 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. All shares issued and sold were registered pursuant to the Registration Statement.

On February 19, 2021, we entered into a Securities Purchase Agreement (the “2021 Purchase Agreement”) with the purchasers named therein (the “Investors”). Pursuant to the 2021 Purchase Agreement, we agreed to sell (i) an aggregate of 333,333 shares of our common stock (the “Private Placement Shares”), par value $0.01 per share, together with warrants to purchase an aggregate of 116,666 shares of our common stock with an exercise price of $18.10 per share (the “Common Warrants”), for an aggregate purchase price of $4,999,995.00 and (ii) pre-funded warrants to purchase an aggregate of 1,333,333 shares of our common stock with an exercise price of $0.01 per share (the “Pre-Funded Warrants” and collectively with the Common Warrants, the “Private Placement Warrants”), together with an aggregate of 466,666 Common Warrants, for an aggregate purchase price of $19,986,661.67 (collectively, the “Private Placement”). The Private Placement closed on February 23, 2021.

The exercise price and the number of shares of common stock issuable upon exercise of each Private Placement Warrant are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. In addition, in certain circumstances, upon a fundamental transaction, a holder of Common Warrants will be entitled to receive, upon exercise of the Common Warrants, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Private Placement Warrants immediately prior to the fundamental transaction. The Pre-Funded Warrants will be automatically exercised on cashless basis upon the occurrence of a fundamental transaction. Each Common Warrant is exercisable from the date of issuance and has a term of three years and each Pre-Funded Warrant is exercisable from the date of issuance and has a term of ten years. Pursuant to the 2021 Purchase Agreement, we agreed to use reasonable best efforts to register the Private Placement Shares and Private Placement Warrants for resale by the Investors on a registration statement on Form S-3 promptly following the date such form is available for use by us, but in no event later than June 15, 2021.

The Private Placement was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

The following table provides information regarding our total cash and cash equivalents and short-term restricted bank deposits at December 31, 2019 and 2020 (in thousands):

	As of December 31,
	2019	2020
Cash and cash equivalents and short-term restricted bank deposits	$16,808	$42,370

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2019 and 2020 (in thousands):

	Years Ended December 31,
	2019	2020
Net cash used in operating activities	$(14,950)	(27,541)
Net cash (used in) provided by investing activities	(1,581)	181
Net cash provided by financing activities	7,075	52,922
Net increase (decrease) in cash and cash equivalents and short-term restricted bank deposits	$(16,531)	25,562

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from expenses associated with our clinical development programs and early-stage research and general and administrative expenses.

Net cash used in operating activities during the year ended December 31, 2020 of $27.5 million was primarily attributable to our net loss of $30.1 million, adjusted for non-cash expenses of $2.6 million, which includes stock-based compensation of $1.6 million and a net decrease in working capital of $1.0 million.

Net cash used in operating activities during the year ended December 31, 2019 of $15.0 million was primarily attributable to our net loss of $17.8 million, adjusted for non-cash expenses of $2.8 million, which includes stock-based compensation of $0.7 million and a net increase in working capital of $2.0 million.

Net Cash Used in Investing Activities

Net cash provided by investing activities during the year ended December 31, 2020 of $0.2 million was primarily attributable to maturing of bank deposits.

Net cash used in investing activities during the year ended December 31, 2019 of $1.6 million was primarily attributable to purchases of property and equipment and investment in bank deposits.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2020 of $52.9 million, was primarily attributable to our IPO, net of issuance costs.

Net cash provided by financing activities during the year ended December 31, 2019 of $7.1 million, primarily consisted of proceeds generated from the sale of shares of Series B convertible preferred stock, net of issuance costs.

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

As of December 31, 2020, we had cash and cash equivalents and short-term restricted bank deposits of $42.4 million. We believe that our cash and cash equivalents as of December 31, 2020, together with the proceeds from the Private Placement, will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the costs of conducting future clinical trials of AL101 and AL102;

•	the costs of manufacturing additional material for future clinical trials of AL101 and AL102;

•	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the achievement of milestones or occurrence of other developments that trigger payments under any current or future license, collaboration, or other agreements;

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

Contractual Obligations

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the tabular disclosure on contractual obligations otherwise required by this Item.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2018, 2019 and 2020, our cash equivalents consisted of interest-bearing checking accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature and the low-risk profile of our interest-bearing accounts, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents and short-term restricted bank deposits or on our financial position or results of operations. We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors located in Europe and Israel. Our operations may be subject to fluctuations in foreign currency exchange rates in the future. Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2019 or 2020.

Item 8.	Financial Statements and Supplementary Data.

AYALA PHARMACEUTICALS, INC.

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

AYALA PHARMACEUTICALS, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ayala Pharmaceuticals, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity(deficit) and cash flows for each of the two years in the period ended December 31, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audit we are required to obtain an understanding of internal controls over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Tel-Aviv, Israel	/s/ KOST FORER GABBAY & KASIERER
March 24, 2021	A Member of Ernst & Young Global

We have served as the Company’s auditor since 2017.

AYALA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	December 31, 2019	December 31, 2020
Assets
Current Assets:
Cash and Cash Equivalents	$16,725	$42,025
Short-Term Restricted Bank Deposits	83	90
Trade Receivables	469	681
Prepaid Expenses and Other Current Assets	417	1,444

Total Current Assets	17,694	44,240

Long-Term Assets:
Other Assets	283	305
Deferred Offering Costs	656	—
Property and Equipment, Net	1,421	1,283

Total Long-Term Assets	2,360	1,588

Total Assets	$20,054	$45,828

Liabilities, Convertible Preferred Stock, and Stockholders’ (Deficit) Equity:
Current Liabilities:
Trade Payables	$2,922	$3,726
Other Accounts Payables	2,380	3,151

Total Current Liabilities	5,302	6,877

Long-Term Liabilities:
Long-Term Rent Liability	299	553

Total Long-Term Liabilities	$299	$553

Convertible Preferred Stock, $0.01 par value:
Series A Preferred Stock of $0.01 par value per share; 3,700,000 shares authorized at December 31, 2019; 3,679,778 issued and outstanding shares at December 31, 2019; aggregate liquidation preference value of $23,919 at December 31, 2019	23,823	—
Series B Preferred Stock of $0.01 par value per share; 4,500,000 shares authorized at December 31, 2019; 3,750,674 issued and outstanding shares at December 31, 2019, respectively; aggregate liquidation preference value of $29,668 at December 31, 2019	29,550	—

Total Convertible Preferred Stock	53,373	—

Stockholders’ (Deficit) Equity:
Common Stock of $0.01 par value per share; 20,000,000 and 200,000,000 shares authorized at December 31, 2019 and 2020, respectively; shares issued at December 31, 2019 and 2020, respectively; 4,998,874 and 12,728,446 shares outstanding at December 31, 2019 and 2020, respectively	$51	$128
Additional Paid-in Capital	1,770	109,157
Accumulated Deficit	(40,741)	(70,887)

Total Stockholders’ (Deficit) Equity	(38,920)	38,398

Total Liabilities, Convertible Preferred Stock, and Stockholders’ (Deficit) Equity	$20,054	$45,828

The accompanying notes are an integral part of the consolidated financial statements.

AYALA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except shares and per shares data)

	Year ended December 31, 2019	Year ended December 31, 2020
Revenue from License Agreement	$2,334	$3,708
Cost of Revenue	(1,285)	(3,708)

Gross Profit	1,049	—
Research and Development	$14,424	$22,406
General and Administrative	4,336	7,371

Operating Loss	(17,711)	(29,777)
Financial Income, Net	225	56

Loss before Income Tax	(17,486)	(29,721)
Taxes on Income	(306)	(425)

Net Loss attributable to Common Stockholders	$(17,792)	$(30,146)

Net Loss per Share attributable to Common Stockholders, Basic and Diluted	$(3.57)	$(3.06)

Weighted Average Shares Used to Compute Net Loss per Share, Basic and Diluted	4,979,606	9,860,610

The accompanying notes are an integral part of the consolidated financial statements.

AYALA PHARMACEUTICALS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands (except share amounts)

	Convertible Preferred Stock
	Series A Preferred Stock		Receipts on account of Series A Preferred	Series B Preferred Stock		Receivables on account of Series B Preferred	Total Amount	Common Stock		Additional paid-in capital	Accumulated Deficit	Total Stockholders’
	Number	Amount	Stock	Number	Amount	Stock		Number	Amount			(Deficit) Equity
Balance as of December 31, 2018	3,679,778	$23,823	$—	3,097,343	$24,387	$(2,000)	$46,210	4,959,667	$50	$1,040	$(22,949)	$(21,859)
Issuance of Series B Preferred Stock, net	—	—	—	653,331	5,163	2,000	7,163	—	—	—	—	—
Exercise of Stock Options	—	—	—	—	—	—	—	750	*	4	—	4
Share Based Compensation	—	—	—	—	—	—	—	38,457	1	726	—	727
Net Loss	—	—	—	—	—	—	—	—	—	—	(17,792)	(17,792)

Balance as of December 31, 2019	3,679,778	$23,823	$—	3,750,674	$29,550	$—	53,373	4,998,874	$51	$1,770	$(40,741)	$(38,920)

Conversion of Preferred Stock into common stock	(3,679,778)	(23,823)	—	(3,750,674)	(29,550)	—	(53,373)	3,715,222	37	53,336	—	53,373
Issuance of Common Stock, Initial Public Offering, net of Issuance Cost of $2,730	—	—	—	—	—	—	—	3,940,689	39	52,202	—	52,241
Exercise of Stock Options	—	—	—	—	—	—	—	54,999	1	280	—	281
Share Based Compensation	—	—	—	—	—	—	—	18,662	*	1,569	—	1,569
Net Loss	—	—	—	—	—	—	—	—	—	—	(30,146)	(30,146)

Balance as of December 31, 2020	—	—	—	—	—	—	—	12,728,446	$128	$109,157	$(70,887)	$38,398

*	Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

AYALA PHARMACEUTICALS, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

U.S. dollars in thousands

	Year Ended December 31, 2019	Year Ended December 31, 2020
Cash Flows from Operating Activities:
Net Loss	$(17,792)	$(30,146)
Adjustments to reconcile Net Loss to Net Cash used in Operating Activities:
Shared Based Compensation	727	1,569
Depreciation	150	182
(Increase) Decrease in Prepaid Expenses and other Current Assets	171	(1,029)
Increase in Trade Receivables	(469)	(212)
Increase in Trade Payables	1,935	451
Increase in Long Term Rent Liability	299	254
Increase in other Accounts Payable	29	1,390

Net Cash used in Operating Activities	(14,950)	(27,541)

Cash Flows from Investing Activities:
(Investment in) Proceeds from Maturities of Long-Term Deposits	(251)	226
Purchase of Property and Equipment	(1,330)	(45)

Net Cash provided by (used in) Investing Activities	(1,581)	181

Cash Flows from Financing Activities:
Exercise of Stock Options	4	281
Issuance of Convertible Preferred Stock, net	7,071	—
Proceeds from Issuance of Shares, net	—	52,641

Net Cash provided by Financing Activities	7,075	52,922

Increase (Decrease) in Cash and Cash Equivalents and Short-Term Restricted Bank Deposits	(9,456)	25,562
Cash and Cash Equivalents and Short-Term Restricted Bank Deposits at Beginning of the Year	26,264	16,808

Cash and Cash Equivalents and Short-Term Restricted Bank Deposits at End of the Year	$16,808	42,370

Supplemental Disclosure of Non-Cash Financing Activities

Non-cash Deferred Offering Costs	$656	400

Supplemental Disclosures of Cash Flow Information:
Cash Received for Interest	$378	58

Cash Paid for Income Taxes	$(169)	(300)

The accompanying notes are an integral part of the consolidated financial statements.

	Year Ended December 31,2019	Year Ended December 31,2020
Cash and Cash Equivalents	$16,725	$42,025
Restricted Cash	83	90
Restricted Cash in Other Assets	—	255

Cash and Cash Equivalents and Short-Term Restricted Bank Deposits at End of the Year	$16,808	$42,370

AYALA PHARMACEUTICALS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General

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

b)	In 2017, the Company entered into an exclusive worldwide license agreement with respect to AL101 and AL102. See note 5.

c)

The Company’s lead product candidates, AL101 and AL102, have completed preclinical and Phase 1 studies. AL101 is currently being evaluated in a Phase 2 trial (ACCURACY) in patients with recurrent/metastatic adenoid cystic carcinoma (“R/M ACC”) bearing Notch-activating mutations is ongoing and a Phase 2 trial (TENACITY) in patients with notch activated triple negative breast cancer.

d)	The Company has a wholly-owned Israeli subsidiary, Ayala-Oncology Israel Ltd. (the “Subsidiary”), which was incorporated in November 2017.

Initial Public Offering and Related Transactions

On May 12, 2020, the Company completed the sale of shares of its common stock in its IPO. In connection with the IPO, the Company issued and sold 3,940,689 shares of common stock, including 274,022 shares associated with the partial exercise on June 4, 2020 of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share, resulting in net proceeds to the Company of approximately $52.2 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. All shares issued and sold were registered pursuant to a registration statement on Form S-1 (File No. 333-236942), as amended, declared effective by the U.S. Securities and Exchange Commission (the “Commission”) on May 7, 2020.

In connection with the IPO, the Company effected a one-for-two reverse stock split of its common stock which became effective on May 4, 2020. Upon the closing of the IPO, all of the outstanding shares of Series A preferred stock and Series B preferred stock automatically converted into an aggregate of 3,715,222 shares of common stock. Subsequent to the closing of the IPO, there were no preferred shares outstanding.

2. Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The significant accounting policies followed in the preparation of the consolidated financial statements, are as follows:

Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s management believes that the estimates, judgment and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements. Actual results could differ from those estimates.

Consolidated Financial Statements in U.S. Dollars

A substantial portion of the Company’s financing activities, including equity transactions and cash investments, are incurred in U.S. dollars. The Company’s management believes that the U.S. dollar is the currency of the primary economic environment in which the Company operates. Thus, the functional and reporting currency of the Company is the U.S. dollar.

A subsidiary’s functional currency is the currency of the primary economic environment in which the subsidiary operates; normally, that is the currency of the environment in which a subsidiary primarily generates and expends cash. In making the determination of the appropriate functional currency for a subsidiary, the Company considers cash flow indicators, local market indicators, financing indicators and the subsidiary’s relationship with both the parent company and other subsidiaries. For subsidiaries that are primarily a direct and integral component or extension of the parent entity’s operations, the U.S. dollar is the functional currency.

The Company has determined the functional currency of its foreign subsidiary is the U.S. Dollar. The foreign operation is considered a direct and integral part or extension of the Company’s operations. The day-to-day operations of the foreign subsidiary are dependent on the economic environment of the U.S. Dollar.

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars in accordance with Statement of the Accounting Standard Codification (“ASC”) No. 830 “Foreign Currency Matters” (“ASC No. 830”). All transaction gains and losses of the remeasured monetary balance sheet items are reflected in the statements of operations as financial income or expenses as appropriate.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Subsidiary. Intercompany balances and transactions have been eliminated upon consolidation.

Cash and Cash Equivalents and Short-term restricted bank deposits

The Company considers all highly liquid certificates of deposits with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts in the United States and are stated at fair value. Short-term restricted bank deposits consists of a bank deposit accounts that serves as collateral for a credit card agreement and lease agreements at one of the Company’s financial institutions.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the related assets, at the following annual rates:

Computers and Software	33%
Lab Equipment	15%
Office Furniture and Equipment	7%

Leasehold improvements are amortized on a straight-line basis over the shorter of the assets’ estimated useful life or the remaining term of the lease.

Maintenance and repair costs are expensed as incurred.

Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, the Company reduces the carrying amount of the assets through an impairment charge, to their estimated fair values. During the years ended December 31, 2019 and 2020, no impairment indicators have been identified.

Accrued Post-Employment Benefit

Under Israeli employment laws, employees of the Company are included under Section 14 of the Severance Compensation Act, 1963 (“Section 14”) for a portion of their salaries. According to Section 14, these employees are entitled to monthly payments made by the Company on their behalf with insurance companies.

Payments in accordance with Section 14 release the Company from any future severance payments with respect to those employees. The obligation to make the monthly deposits is expensed as incurred. In addition, the aforementioned deposits are not recorded as an asset in the consolidated balance sheet, and there is no liability recorded as the Company does not have a future obligation to make any additional payments. Severance costs amounted to approximately $0.2 million and $0.2 million for the year ended December 31, 2019 and 2020, respectively.

The Company maintains a 401(k) retirement savings plan for its U.S. employees. Each eligible employee may elect to contribute a portion of the employee’s compensation to the plan. As of December 31, 2019, and 2020, the Company has matched 100% of all employee contributions, up to 6% of the employee’s base salary.

Fair Value of Financial Instruments:

The Company measures and discloses the fair value of financial assets and liabilities in accordance with ASC Topic 820, “Fair Value Measurement.” Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

The accounting standard establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable inputs that are based on inputs not quoted on active markets but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data are available.

Restricted bank deposits, trade receivables, trade payables are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

Research and Development

Research and development costs are expensed as incurred. Research and development costs include payroll and personnel expenses, consulting costs, external contract research and development expenses, raw materials, drug product manufacturing costs, and allocated overhead including depreciation , rent, and utilities. Research and development costs that are paid in advance of performance are capitalized as a prepaid expense and amortized over the service period as the services are provided.

Acquired In-Process Research and Development

In an asset acquisition, the initial costs of rights to in-process research and development projects acquired are expensed as R&D in the consolidated statements of operations unless the in-process research and development has an alternative future use. In a business combination, the fair value of in-process research and development is capitalized as an indefinite-lived intangible asset, regardless of whether the in-process research and development asset has an alternative future use.

Clinical Trial Costs

Clinical trial costs are a component of research and development expenses. The Company bases its expenses related to Clinical Research Organization (“CRO”) on its estimates of the services received and efforts expanded pursuant to agreements with them. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. In instances where payments made to CROs exceed the level of services provided and result in a prepayment of the research and development expenses. For reoccurring services fees, the Company estimates the time period over which services will be performed and the level of effort to be expanded in each period. If the actual timing of the performance of services varies from the estimate, the Company adjusts the accrual or amount of prepaid expenses accordingly. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Patent Costs

Legal and related patent costs are expensed as incurred as their realization is uncertain. Costs related to patent registration are classified as general and administrative expenses, and costs related to acquired patents are classified as research and development expenses in the accompanying consolidated statements of operations.

Contingent Liabilities

The Company accounts for its contingent liabilities in accordance with ASC No. 450, “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2019, and 2020, the Company is not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. This standard prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value, if it is more likely than not that some portion of the entire deferred tax asset will not be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740-10, “Income Taxes”. Accounting guidance addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements, under which a Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company’s tax positions had no material effect on the Company’s financial results.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents. Bank deposits are held by accredited financial institutions and these deposits may at times be in excess of insured limits. Money Market funds are of Prime A and only invested in government issued securities. The Company limits its credit risk associated with cash and cash equivalents by placing them with financial institutions that it believes are of high-quality credit rating. The Company has not experienced any losses on its deposits of cash or cash equivalents.

The Company mitigates its credit risks by performing credit evaluations of its customers’. The Company generally does not require collateral.

Company’s trade receivables are from one customer as of December 31, 2019 and December 31, 2020.

Share-Based Compensation

The Company measures its share-based payment awards made to employees, directors, and non-employee service providers based on estimated fair values. The fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model. The Company recognizes compensation expenses based on the accelerated method over the requisite service period. The Company recognizes forfeitures of awards as they occur.

The Black-Scholes option pricing model requires a number of assumptions, of which the most significant are share price, expected volatility, expected option term (the time from the grant date until the options are exercised or expire), risk-free rate, and expected divided rate. Share price is estimated based on third party valuation (see also Note 9). After the IPO, the fair value of each ordinary share was based on the closing price of the Company’s publicly traded ordinary shares as reported on the date of the grant.

Expected volatility

As the Company has a short trading history for its ordinary shares, the expected volatility is derived from the average historical share volatilities of several unrelated public companies within the Company’s industry that the Company considers to be comparable to its own business over a period equivalent to the option’s expected term.

Expected Dividend Yield

The Company has historically not paid dividends and has no foreseeable plans to pay dividends, therefore the Company uses an expected dividend yield of 0%.

Risk-Free Interest Rate

The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent expected term.

Expected Term The expected option term is calculated for options granted to employees and directors using the “simplified” method. Under this approach, the expected term is presumed to be the midpoint between the weighted average vesting term and the contractual term of the option. The simplified method makes the assumption that the employee will exercise share options evenly over the period when the share options are vested and ending on the date when the share options expire. The expected option term for options granted to non-employees is based on the contractual term. Changes in the determination of each of the inputs can affect the fair value of the share options granted and the results of operations of the Company.

Restricted shares are value as fair value of shares on date of grant.

Basic and Diluted Net Loss per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding together with the number of additional shares of Common Stock that would have been outstanding if all potentially dilutive shares of Common Stock had been issued. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive shares of Common Stock are anti-dilutive.

Comprehensive Loss

The Company has no components of comprehensive loss other than net loss. Thus, comprehensive loss is the same as net loss for the period presented.

Segment Information

Financial information is available for evaluation by the chief operating decision maker, the Company’s Chief Executive Officer, in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment. Operating segments are defined as components of an enterprise in which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance.

Deferred Offering Costs

Deferred offering costs consist primarily of accounting, legal, and other fees related to the Company’s proposed IPO. Upon consummation of the IPO, the deferred offering costs were reclassified to stockholders’ (deficit) equity and recorded against the proceeds from the offering.. As of December 31, 2019 the Company had $0.7 in deferred offering costs and none as of December 31, 2020.

Revenue Recognition

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

Revenue is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expect to be entitled to receive in exchange for those goods or services.

In December 2018, the Company entered into an Evaluation Option to acquire License Agreement (the “Novartis Agreement”) with Novartis International Pharmaceutical Limited (“Novartis”) for which the company is paid for its research and development costs up to $4.3 million. For additional details regarding the Novartis Agreement, refer to Note 5.

The Company concluded that there is one distinct performance obligation under the Novartis Agreement: Research and development services, obligation which is satisfied over time.

Revenue associated with the research and development services in the amount of $3.7 million and $2.3 million was recognized in 2020 and 2019 respectively.

The Company concluded that progress towards completion of the research and development performance obligation related to the Novartis Agreement is best measured in an amount proportional to the expenses incurred from the total estimated expenses. The Company periodically reviews and updates its estimates, when appropriate, which may adjust revenue recognized for the period. The transaction price to be recognized as revenue under the Novartis Agreement consists of the reimbursable research and development costs.

Recently Issued Accounting Pronouncements Not Yet Adopted

As an “emerging growth company,” the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflects this election.

In February 2016, the FASB issued ASU 2016-02—Leases, requiring the recognition of lease assets and liabilities on the balance sheet. The standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than 12 months. The standard is effective for public entities for fiscal years beginning after December 15, 2018 and for the Company for fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of adopting this new guidance on its financial statements.

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

3. Property and Equipment, net

Property and Equipment, net consists of the following:

	December 31, 2019	December 31, 2020
	(in thousands)
Cost:
Computers and Software	$72	$73
Lab Equipment	276	293
Office Furniture and Equipment	140	142
Leasehold Improvements	1,085	1,105

	1,573	1,613
Less: Accumulated Depreciation	152	330

Property and Equipment, Net	$1,421	$1,283

Depreciation expenses for the years ended December 31, 2019 and 2020 was approximately $150,000 and $182,000, respectively.

4. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2019	December 31, 2020
	(in thousands)
Accrued Professional Fees	$770	$657
Accrued Research and Development Expenses	105	101
Tax Provision	440	780
Accrued Payroll and Employee Benefits	1,065	1,613

Total Accrued Expenses	$2,380	$3,151

5. Commitments and Contingent Liabilities

Lease

The Subsidiary rents its facilities under an operating lease agreement, which expired in November 2019.

In January 2019, the Company signed a new lease agreement. The term of the lease is for 63 months and includes an option to extend the lease for an additional 60 months. As part of the agreement, the lessor also provided the Company with finance in in the amount of approximately $0.5 million paid in arrears for of leasehold improvements. The financing was recorded as a Long-Term Rent Liability. The minimum rental payments under operating leases as of December 31, 2020, are as follows (in thousands):

Year ended December 31,
2021	362
2022	362
2023	362
2024	121

$1,207

The Subsidiary obtained a bank guarantee in the amount of approximately $0.2 million for its new office lease agreement.

The subsidiary leasing expense for the years ended December 2019 and 2020 was $0.3 million and $0.3 million, respectively.

Asset Transfer and License Agreement with Bristol-Myers Squibb Company.

In November 2017, the Company entered into a license agreement, or the BMS License Agreement, with Bristol-Myers Squibb Company, or BMS, under which BMS granted the Company a worldwide, non-transferable, exclusive, sublicensable license under certain patent rights and know-how controlled by BMS to research, discover, develop, make, have made, use, sell, offer to sell, export, import and commercialize AL101 and AL102, or the BMS Licensed Compounds, and products containing AL101 or AL102, or the BMS Licensed Products, for all uses including the prevention, treatment or control of any human or animal disease, disorder or condition.

Under the BMS License Agreement, the Company is obligated to use commercially reasonable efforts to develop at least one BMS Licensed Product. The Company has sole responsibility for, and bear the cost of, conducting research and development and preparing all regulatory filings and related submissions with respect to the BMS Licensed Compounds and/or BMS Licensed Products. BMS has assigned and transferred all INDs for the BMS Licensed Compounds to the Company. The Company is also required to use commercially reasonable efforts to obtain regulatory approvals in certain major market countries for at least one BMS Licensed Product, as well as to effect the first commercial sale of and commercialize each BMS Licensed Product after obtaining such regulatory approval. The Company has sole responsibility for, and bear the cost of, commercializing BMS Licensed Products. For a limited period of time, the Company may not, engage directly or indirectly in the clinical development or commercialization of a Notch inhibitor molecule that is not a BMS Licensed Compound.

As consideration of the rights granted by BMS to the Company under the BMS License Agreement, the Company paid BMS a payment of $6 million and issued to BMS 1,125,929 shares of Series A Preferred Stock valued at approximately $7.3 million. The payment and transfer of intellectual property occurred in November 2017 at the time the BMS License Agreement was executed (the “Effective Date”).

The Company is required to pay BMS payments upon the achievement of certain development or regulatory milestone events of up to $95 million in the aggregate with respect to the first BMS Licensed Compound to achieve each such event and up to $47 million in the aggregate with respect to each additional BMS Licensed Compound to achieve each such event. The Company is also obligated to pay BMS payments of up to $50 million in the aggregate for each BMS Licensed Product that achieves certain sales-based milestone events and tiered royalties on net sales of each BMS Licensed Product by the Company or its affiliates or sublicensees at rates ranging from a high single-digit to low teen percentage, depending on the total annual worldwide net sales of each such Licensed Product. If the Company sublicenses or assigns any rights to the licensed patents, the BMS Licensed Compounds and/or the BMS Licensed Products, the Company is required to share with BMS a portion of all consideration received from such sublicense or assignment, ranging from a mid-teen to mid-double-digit percentage, depending on the development stage of the most advanced BMS Licensed Compound or BMS Licensed Product that is subject to the applicable sublicense or assignment, but such portion may be reduced based on the milestone or royalty payments that are payable by the Company to BMS under the BMS License Agreement.

Under the terms of the BMS Agreement, the Company was obligated to issue to BMS additional shares of preferred stock as would be required for BMS to maintain its 8% equity ownership in Company, subject to certain exceptions. This right terminated upon the closing of the sale of the Company’s Series B Preferred Stock. The Company estimates the fair value of this anti-dilution commitment using the probability weighted expected return method (“PWERM”). At the date of BMS Agreement, the Company recorded liability associated with the anti-dilution right in the amount of approximately $0.5 million, according to its fair value. For the year ended December 31, 2018, the Company recorded an income of approximately $0.5 million for the revaluation of the liability, within financial income, net, in the consolidated statement of operations.

The Company accounted for the acquisition of the rights granted by BMS as an asset acquisition because it did not meet the definition of a business. The Company recorded the total consideration transferred and value of shares issued to BMS as research and development expense in the consolidated statement of operations as incurred since the acquired the rights granted by BMS represented in-process research and development and had no alternative future use.

The Company accounts for contingent consideration payable upon achievement of sales milestones in such asset acquisitions when the underlying contingency is resolved.

The BMS License Agreement remains in effect, on a country-by-country and BMS Licensed Product-by-BMS Licensed Product basis, until the expiration of royalty obligations with respect to a given BMS Licensed Product in the applicable country. Royalties are paid on a country-by-country and BMS Licensed Product-by-BMS Licensed Product basis from the first commercial sale of a particular BMS Licensed Product in a country until the latest of

10 years after the first commercial sale of such BMS Licensed Product in such country, (b) when such BMS Licensed Product is no longer covered by a valid claim in the licensed patent rights in such country, or (c) the expiration of any regulatory or marketing exclusivity for such BMS Licensed Product in such country. Any inventions, and related patent rights, invented solely by either party pursuant to activities conducted under the BMS License Agreement shall be solely owned by such party, and any inventions, and related patent rights, conceived of jointly by the Company and BMS pursuant to activities conducted under the BMS License Agreement shall be jointly owned by the Company and BMS, with BMS’s rights thereto included in the Company’s exclusive license. The Company has the first right—with reasonable consultation with, or participation by, BMS—to prepare, prosecute, maintain and enforce the licensed patents, at the Company’s expense.

BMS has the right to terminate the BMS License Agreement in its entirety upon written notice to the Company (a) for insolvency-related events involving the Company, (b) for the Company’s material breach of the BMS License Agreement if such breach remains uncured for a defined period of time, for the Company’s failure to fulfill its obligations to develop or commercialize the BMS Licensed Compounds and/or BMS Licensed Products not remedied within a defined period of time following written notice by BMS, or (d) if the Company or its affiliates commence any action challenging the validity, scope, enforceability or patentability of any of the licensed patent rights. The Company has the right to terminate the BMS License Agreement (a) for convenience upon prior written notice to BMS, the length of notice dependent on whether a BMS Licensed Project has received regulatory approval, (b) upon immediate written notice to BMS for insolvency-related events involving BMS, (c) for BMS’s material breach of the BMS License Agreement if such breach remains uncured for a defined period of time, or (d) on a BMS Licensed Compound-by-BMS Licensed Compound and/or BMS Licensed Product-by-BMS Licensed Product basis upon immediate written notice to BMS if the Company reasonably determine that there are unexpected safety and public health issues relating to the applicable BMS Licensed Compounds and/or BMS Licensed Products.

Upon termination of the BMS License Agreement in its entirety by the Company for convenience or by BMS, the Company grants an exclusive, non-transferable, sublicensable, worldwide license to BMS under certain of its patent rights that are necessary to develop, manufacture or commercialize BMS Licensed Compounds or BMS Licensed Products. In exchange for such license, BMS must pay the Company a low single-digit percentage royalty on net sales of the BMS Licensed Compounds and/or BMS Licensed Products by it or its affiliates, licensees or sublicensees, provided that the termination occurred after a specified developmental milestone for such BMS Licensed Compounds and/ or BMS Licensed Products.

Option and License Agreement with Novartis International Pharmaceutical Ltd.

In December 2018, the Company entered into an evaluation, option and license agreement, or the Novartis Option Agreement, with Novartis International Pharmaceutical Limited, or Novartis, pursuant to which Novartis agreed to conduct certain studies to evaluate AL102 in combination with its B-cell maturation antigen, or BCMA, therapies in multiple myeloma, and the Company agreed to supply AL102 for such studies. All supply and development costs associated with such evaluation studies are fully borne by Novartis.

Under the Novartis Option Agreement, the Company granted Novartis an exclusive option to obtain an exclusive (including as to the Company and its affiliates), sublicensable (subject to certain terms and conditions), worldwide license and sublicense (as applicable) under certain patent rights and know-how controlled by the Company (including applicable patent rights and know-how that are licensed from BMS pursuant to the BMS License Agreement) to research, develop, manufacture (subject to the Company’s non-exclusive right to manufacture and supply AL102 or the Novartis Licensed Product for Novartis) and commercialize AL102 or any pharmaceutical product containing AL102 as the sole active ingredient, or the Novartis Licensed Product, for the diagnosis, prophylaxis, treatment, or prevention of multiple myeloma in humans. The Company also granted Novartis the right of first negotiation for the license rights to conduct development or commercialization activities with respect to the use of AL102 for indications other than multiple myeloma. Additionally, from the exercise by Novartis of its option until the termination of the Novartis Option Agreement, the Company may not, either itself or through its affiliates or any other third parties, directly or indirectly research, develop or commercialize certain BCMA-related compounds for the treatment of multiple myeloma.

According to the agreement, Novartis shall pay the Company a low eight figure option exercise fee in order to exercise its option and activate its license, upon which the Company will be eligible to receive development, regulatory and commercial milestone payments of up to $245 million in the aggregate and tiered royalties on net sales of Novartis Licensed Products by Novartis or its affiliates or sublicensees at rates ranging from a mid-single-digit to low double-digit percentage, depending on the total annual worldwide net sales of Novartis Licensed Products. Royalties will be paid on a country-by-country and Novartis Licensed Product-by-Novartis

Licensed Product basis from the first commercial sale of a particular Novartis Licensed Product in a country until the latest of (a) 10 years after the first commercial sale of such Novartis Licensed Product in such country, (b) when such Novartis Licensed Product is no longer covered by a valid claim in the licensed patent rights in such country, or (c) the expiration of any regulatory or marketing exclusivity for such Novartis Licensed Product in such country. Contemporaneously with the Novartis Option Agreement, the Company entered into a stock purchase agreement and associated investment agreements, or the SPA, with Novartis’ affiliate, Novartis Institutes for BioMedical Research, Inc., or NIBRI, pursuant to which NIBRI acquired a $10 million equity stake in the Company.

Novartis shall own any inventions, and related patent rights, invented solely by it or jointly with the Company in connection with activities conducted pursuant to the Novartis Option Agreement. The Company will maintain first right to prosecute and maintain any patents licensed to Novartis, both before and after its exercise of its option. The Company maintain the first right to defend and enforce its patents prior to Novartis’s exercise of its option, upon which Novartis gains such right with respect to patents included in the license.

The option granted to Novartis will remain in effect until the earlier of (a) 60 days following the last visit of the last subject in the evaluation studies, the termination of the Novartis Option Agreement, or (c) 36 months following the delivery by the Company to Novartis of sufficient amounts of clinical evaluation materials to conduct the anticipated clinical studies. The Novartis Option Agreement remains in effect until such time as no Novartis Licensed Product is being developed or commercialized by Novartis, its affiliates, or sublicensees (including distributors or commercial partners), unless terminated earlier. The Company has the right to terminate the Novartis Option Agreement (a) for Novartis’s material breach if such breach remains uncured for 60 days (such cure period shall be extended for an additional period during which Novartis is making good faith efforts to cure such breach) or (b) for Novartis’s failure to use commercially reasonable efforts to develop or commercialize AL102 and/or the Novartis Licensed Product not remedied within four months following written notice to Novartis. Novartis has the right to terminate the Novartis Option Agreement (a) in its entirety or on a country-by-country basis for convenience, upon 60 days written notice to us, (b) for Company’s material breach if such breach remains uncured for 60 days (such cure period shall be extended for an additional period during which Novartis is making good faith efforts to cure such breach) or (c) upon immediate written notice to the Company for insolvency-related events involving the Company.

6. Fair Value Measurements

As of December 31, 2019, the Company had no financial liabilities measured at fair value.

The following tables summarize the fair value measurements of our financial instruments as of December 31, 2020:

	Fair Value Measurements at December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		($ in thousands)
Cash equivalents:
Money market funds	$35,900	$—	$—	$35,900

Total cash equivalents	$35,900	$—	$—	$35,900

7. Convertible Preferred Stock

In December 2017, the Company entered into a Series A Preferred Stock Purchase Agreement, pursuant to which the Company issued 2,553,849 shares of Series A Preferred Stock for a total amount of $16.6 million, at a price equal to $6.50 per share, of which 461,540 shares of Series A Preferred Stock were issued for a total amount of $3.0 million at an additional closing that took place in March 2018.

In consideration for the license from BMS, described in Note 5, the Company issued 1,125,929 shares of Series A Preferred Stock.

In December 2018, the Company entered into a Series B Preferred Share Purchase Agreement, according to which the Company issued 3,097,343 shares of Series B Preferred Stock for a total amount of $24.5 million, at a price equal to $7.91 per share.

In February and May 2019, the Company completed additional closings of the Series B Preferred Stock financing, in which the Company issued 653,331 shares of Series B Preferred Stock for a total amount of $5.2 million, at a price equal to $7.91 per share.

	December 31, 2019
Convertible Preferred Shares	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Liquidation Preference
Series A	3,700,000	3,679,778	$23,823,000	$23,918,557
Series B	4,500,000	3,750,674	$29,550,000	$29,667,831

Total	8,200,000	7,430,452	$53,373,000	$58,586,388

Upon completion of the IPO, all convertible preferred shares outstanding, totaling 3,715,222 shares, were automatically converted into an equivalent number of ordinary shares on a one-to-one basis and their carrying value of $53.4 million was reclassified into shareholders’ equity.

8. Common Stock

On November 14, 2017, the Company approved its subscription agreements with its founding stockholders, according to which the Company issued 4,916,834 shares of Common Stock for no consideration.

On December 10, 2017, the stockholders of the Company increased the authorized capital stock of the company by 24,995,000 shares of Common Stock such that after such increase the authorized capital stock of the company was 25,000,000, divided into (i) 20,000,000 shares of Common Stock (ii) 5,000,000 shares of Series A Preferred Stock.

Concurrently with the increase, the stockholders of the Company approved a stock split of the Company’s Common Stock and Preferred Stock such that each then outstanding share was divided into 10,000 shares so that following such stock split each stockholder holds a total of 10,000 shares for each share held by such shareholder immediately prior to the stock split. All references to common stock, share and per share amounts have been retroactively restated to reflect the 1:10,000 stock split as if it had taken place as of the beginning of the earliest period presented.

The Common Stock confer upon the holders the right vote in annual and special meetings of the Company, and to participate in the distribution of the surplus assets of the Company upon liquidation of the Company, after the distribution of the preferred stock liquidation preference. No dividends have been declared as of December 31, 2019 and 2020.

In December 2018, the stockholders of the Company increased the authorized capital stock of the company by 3,200,000 shares such that after such increase, the authorized capital stock of the company was 28,200,000 shares, divided into (i) 20,000,000 shares of Common Stock (ii) 3,700,000 shares of Series A Preferred Stock and (iii) 4,500,000 shares of Series B Preferred Stock.

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

In connection with the IPO, the Company effected a one-for-two reverse stock split of its common stock which became effective on May 4, 2020. Upon the closing of the IPO, all of the outstanding shares of Series A preferred stock and Series B preferred stock automatically converted into an aggregate of 3,715,222 shares of common stock. Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding, and amended the authorized capital stock of the company to 210,000,000 shares of common stock, par, divided into (i) 200,000,000 shares of Common Stock (ii) 10,000,000 shares of Preferred Stock.

Total shares of Common Stock reserved for issuance are summarized as follows:

	December 31, 2019	December 31, 2020
Series A Preferred Stock, as converted	1,839,884	—
Series B Preferred Stock, as converted	1,875,338	—
Options Outstanding	608,218	695,674
Shares available for future option grants	71,720	387,736

Total shares of Common Stock reserved for Issuance	4,395,160	1,083,410

Composition of Capital Stock:

	December 31, 2019			December 31, 2020
		Issued and			Issued and
	Authorized	outstanding		Authorized	outstanding
Shares of USD 0.01 par value:
Common Stock	20,000,000	4,998,874	*	200,000,000	12,728,446	*

*	Does not include 65,847 and 96,017 shares of restricted Common Stock issued but not outstanding in 2019 and 2020, respectively.

9.	Share Based Plans

In 2017, the Company’s board of directors adopted the 2017 Stock Incentive Plan (the “Plan”). According to the Plan, share awards, including restricted stock, restricted stock units or other share-based awards, or options to purchase shares may be granted to employees, directors, consultants and other service providers of the Company or any affiliate of the Company.

As of December 31, 2020, a total of 1,341,040 shares of Common Stock were authorized for issuance in accordance with the provisions of the 2017 Plan, of which 387,736 shares were then available for future awards (whether as share awards or as options to purchase shares of Common Stock of the Company). Each option granted under the Plan expires no later than 10 years from the date of grant. The options vest primarily over four to five years of employment.

The following table set forth the parameters used in the computation of the fair value of options granted to employees:

	Year ended December 31,
	2019	2020
Expected volatility	80%	80%
Expected dividends	0%	0%
Expected term (in years)	6.06-6.34	6.34
Risk free rate	1.41%-2.51%	0.47%-2.03%

Expected Volatility:

As the Company is privately owned, there is not sufficient historical volatility for the expected term of the stock options. Therefore, the Company uses an average historical share price volatility based on an analysis of reported data for a peer group of comparable publicly traded companies which were selected based upon industry similarities.

Expected term (years):

Expected term represents the period that the Company’s option grants are expected to be outstanding. There is not sufficient historical share exercise data to calculate the expected term of the stock options. Therefore, the Company elected to utilize the simplified method to value option grants. Under this approach, the weighted-average expected life is presumed to be the average of the shortest vesting term and the contractual term of the option.

Risk-free interest rate:

The Company determined the risk-free interest rate by using a weighted-average equivalent to the expected term based on the U.S. Treasury yield curve in effect as of the date of grant.

Expected dividend yield:

The Company does not anticipate paying any dividends in the foreseeable future.

The Company recorded share-based compensation for the period indicated as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2019	2020
Research and Development	$365	$509
General and Administrative	362	1,060

Total Share-Based Compensation	$727	$1,569

The Company recognizes compensation expenses for the value of its awards granted based on the accelerated method over the requisite service period of each of the awards.

A summary of the Company’s stock option activity granted to employees under the Plan is as follows:

	Year ended December 31, 2020
		Weighted	Weighted
	Number		average
		average	remaining	Aggregate
	of	exercise	contractual term
	options	price	(in years)	intrinsic value
Outstanding at Beginning of Year	608,218	$5.14	8.48	$836,941
Granted	177,299	8.77
Exercised	(54,999)	5.10		$280,107
Forfeited	(30,938)	5.11
Expired	(3,906)	5.10

Outstanding, December 31, 2020	695,674	$6.07	8.26	$3,427,504

Exercisable Options, December 31, 2020		$5.33	7.71	$3,350,011

The weighted-average grant date per-share fair value of stock options granted during 2019 and 2020 was $4.16 and $6.07, respectively. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2019 and 2020 was $0 and $280, respectively. As of December 31, 2020, there was approximately $ 1.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.03 years.

Company’s restricted shares:

In February 2018, the Company granted 83,165 restricted shares to an employee and an officer of the Company. In the case of the officer, the restricted shares vest over two years starting November 15, 2017, and in the case of the other employee, the restricted shares vest over four years starting November 15, 2017.

In December 2019, the Company granted 59,597 restricted shares to two officers of the Company. The restricted shares vest over four years starting December 24, 2019.

In May 2020, the Company granted 58,651 restricted shares to two officers of the Company. The restricted shares vest over four years starting May 7, 2020.

The following table summarizes information relating to restricted shares, as well as changes to such awards during the fiscal years ended December 31, 2019 and 2020:

	Year ended	Year ended
	December 31,	December 31,
	2019	2020
Outstanding at beginning of Year	44,707	65,847
Granted	59,597	58,651
Forfeited	—	(3,907)
Vested	(38,457)	(18,662)

Outstanding at end of Year	65,847	101,929

The weighted average fair values at grant date of restricted shares granted for the years ended December 31, 2019 and 2020 was $6.74 and $15, per share respectively.

The total fair value of shares vested during each of 2019 and 2020 was approximately $0.2 million. As of December 31, 2020, the Company had approximately $0.5 million of unrecognized compensation expense related to non-vested restricted shares, expected to be recognized over a weighted average period of 0.91 years.

Restricted shares are subject to a repurchase right by the Company on certain occasions. Under the repurchase right, the Company may reacquire a pro-rata portion of the granted shares, for no consideration, if certain conditions occur including the employees’ end of service with the Company.

10.	Taxes on Income

The Company records income tax expense related to profits realized in the United States and realized by its subsidiary in Israel.

United States:

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “U.S. Tax Reform”); a comprehensive tax legislation that includes significant changes to the taxation of business entities. These changes, most of which are effective for tax years beginning after December 31, 2017, include several key tax provisions that might impact the Company, among others: (i) a permanent reduction to the statutory federal corporate income tax rate from 35% (top rate) to 21% (flat rate) effective for tax years beginning after December 31, 2017 (ii) a new tax deduction in the amount of 37.5% of “foreign derived intangible income” that effectively reduces the federal corporate tax on certain qualified foreign derived sales/licenses/leases and service income in excess of a base amount to 13.125% (as compared to the regular corporate income tax rate of 21%); (iii) stricter limitation on the tax deductibility of business interest expense; (iv) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) (v) a one-time deemed repatriation tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate and (vi) an expansion of the U.S. controlled foreign corporation (“CFC”) anti deferral starting with the CFC’s first tax year beginning in 2018 intended to tax in the U.S. “global intangible low-taxed income” (“GILTI”).

The Company recorded loss from continuing operations, before taxes on income for the period indicated as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2019	2020
United States	$(17,104)	$(29,698)
Israel	(382)	(23)

Net loss before tax	$(17,486)	$(29,721)

Income tax expense is summarized as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2019	2020
Current:
Federal	$—	$
State	10	—
Foreign	296	426

	$306	$426

Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—

	$—	$—

Income tax expense	$306	$426

The effective income tax rate differed from the amount computed by applying the federal statutory rate to our loss before income taxes as follows:

	Year ended	Year ended
	December, 31	December, 31
	2019	2020
U.S. federal tax provision at statutory rate	21.00%	21.00%
State and local tax, net of federal benefit	2.81	4.64
Foreign rate differences	(0.04)	(0.07)
Non-deductible stock compensation	(0.87)	(1.11)
Section 951A GILTI	(1.02)	(0.85)
Effect of other permanent differences	0.00	(0.07)
Uncertain tax positions	(1.11)	(0.52)
Change in valuation allowance	(22.44)	(26.65)
Federal Tax Reform Rate Change	0.00	0.00
Other adjustments	(0.08)	2.20

Effective tax rate	(1.75)%	(1.43)%

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	As of	As of
	December 31,	December 31,
	2019	2020
Deferred tax assets:
Federal net operating loss carryforwards	$5,730	$12,752
Intangible assets	2,971	651
Accrued expenses	120	3,022
Other	(7)	—

Total deferred tax assets	8,814	16,425
Valuation allowance	(8,814)	(16,425)

Net deferred tax assets	$—	$

As of December 31, 2020, the Company has provided a valuation allowance of approximately $16.4 million in respect of the Company’s deferred tax assets resulting from tax loss carryforwards and other temporary differences. Realization of deferred tax assets is dependent upon future earnings, if any, the time and amount of which are uncertain. As the Company is still in its development stage and has not yet generated revenues, it is more likely than not that sufficient taxable income will not be available for the tax losses to be utilized in the future. Therefore, a valuation allowance was recorded to reduce the deferred tax assets to their recoverable amounts.

Available Carryforward Tax Losses

As of December 31, 2020, we had net operating loss carryforwards, or NOLs, of $51.2 million for federal income tax purposes and $31.6 million for state income tax purposes, which may be available to offset our future taxable income, if any, and begin to expire in various amounts in 2037 and 2038, respectively, provided that NOLs generated in tax years ending after December 31, 2017 will not be subject to expiration. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs to offset future taxable income. If the U.S. Internal Revenue Service challenges our determinations with respect to the existence of previous ownership changes or the effects thereof, or if we undergo an ownership change, our ability to use our NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could also result in an ownership change under Sections 382 and 383 of the Code. In addition, for taxable years beginning after December 31, 2020, utilization of federal NOLs generated in tax years beginning after December 31, 2017 are limited to a maximum of 80% of the taxable income for such year, after taking into account utilization of NOLs generated in years beginning before January 1, 2018 and determined without regard to such NOL deduction. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to use a material portion of the NOLs, even if we attain profitability. The reduction of the corporate tax rate under recently-enacted U.S. tax legislation may cause a reduction in the economic benefit of our NOLs and other deferred tax assets available to us.

. In addition, as of December 31, 2020, the Company had federal Orphan Drug research and development credit carryforwards of approximately $618 thousand and $33, respectively. If not utilized, the federal tax carryforwards which expire in 2039.

Uncertain Tax Positions

The Company has reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of December 31, 2019, and 2020, the Company has recorded an uncertain tax position liability exclusive of interest and penalties of approximately $0.4 and $0.6 million, respectively. As of December 31, 2020, the Company has not accrued penalties for uncertain tax positions. A reconciliation of the Company’s unrecognized tax benefits is below:

	2019	2020
	(in thousands)	(in thousands)
Uncertain tax position at the beginning of year	$205	$424
Additions for uncertain tax position of prior years (foreign exchange and interest)	25	3
Additions for tax positions of current year	194	153

Uncertain tax position at the end of the year	$424	$581

The Company remains subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations is currently open for 2017, 2018 and 2019 for all tax jurisdictions.

Israel:

In December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years) which reduces the corporate income tax rate from 25% to 24% effective from January 1, 2017, and to 23% effective from January 1, 2018.

The Israeli corporate income tax rate was 23% in 2019 and 2020. Income not eligible for Preferred Enterprise benefits is taxed at the regular corporate tax rates as described above.

11.	Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the loss per share for the period presented (in thousands, except for share data):

	Year ended	Year ended
	December 31, 2019	December 31, 2020
Numerator:
Net loss	17,792	$30,146
Denominator:
Weighted-average number of shares used to compute net loss per share, basic and diluted	4,979,606	9,860,610

The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect: 3,679,778 shares of Series A Preferred Stock, 3,750,674 shares of Series B Preferred Stock and 608,218 options outstanding to purchase common stock as of December 31, 2019.

The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect: Stock and 695,674 options outstanding to purchase common stock as of December 31, 2020.

12.	Subsequent Events

On February 19, 2021, the Company entered into a Securities Purchase Agreement (the “2021 Purchase Agreement”) with the purchasers named therein (the “Investors”). Pursuant to the 2021 Purchase Agreement, the Company agreed to sell (i) an aggregate of 333,333 shares of its common stock (the “Private Placement Shares”), par value $0.01 per share, together with warrants to purchase an aggregate of 116,666 shares of its common stock with an exercise price of $18.10 per share (the “Common Warrants”), for an aggregate purchase price of $4,999,995.00 and (ii) pre-funded warrants to purchase an aggregate of 1,333,333 shares of its common stock with an exercise price of $0.01 per share (the “Pre-Funded Warrants” and collectively with the Common Warrants, the “Private Placement Warrants”), together with an aggregate of 466,666 Common Warrants, for an aggregate purchase price of $19,986,661.67 (collectively, the “Private Placement”). The Private Placement closed on February 23, 2021.

The exercise price and the number of shares of common stock issuable upon exercise of each Private Placement Warrant are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. In addition, in certain circumstances, upon a fundamental transaction, a holder of Common Warrants will be entitled to receive, upon exercise of the Common Warrants, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Private Placement Warrants immediately prior to the fundamental transaction. The Pre-Funded Warrants will be automatically exercised on cashless basis upon the occurrence of a fundamental transaction. Each

Common Warrant is exercisable from the date of issuance and has a term of three years and each Pre-Funded Warrant is exercisable from the date of issuance and has a term of ten years. Pursuant to the 2021 Purchase Agreement, the Company agreed to use reasonable best efforts to register the Private Placement Shares and Private Placement Warrants for resale by the Investors on a registration statement on Form S-3 promptly following the date such form is available for use by the Company, but in no event later than June 15, 2021.

The Private Placement was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

In 2021, the board of directors granted 204,570 stock options and 71,253 shares of restricted stock to certain officer of the of the Company and its employees.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Code of Ethics

Our board of directors has adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of our Code of Business Conduct and Ethics on our website at www.ayalapharma.com in the “Investors & Media” section under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Executive Officers and Directors

The information concerning our executive offers and directors required by this Item 10 is contained under the caption “Information about our Executive Officers and Directors” at the end of Part I of this Annual Report on Form 10-K. The remainder of the response to this Item 10 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Delinquent Section 16(a) Reports” (if applicable) and “Committees of the Board” and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this Item 11 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable) and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized For Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Certain Relationships” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of Ayala Pharmaceuticals, Inc.	8-K	001-39279	3.1	5/12/2020

3.2	Amended and Restated Bylaws of Ayala Pharmaceuticals, Inc.	8-K	001-39279	3.2	5/12/2020

4.1	Amended and Restated Investors’ Rights Agreement	S-1/A	333-236942	4.1	5/4/2020

4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-236942	4.2	5/4/2020

4.3	Description of Securities					*

10.1#	Amended 2017 Stock Incentive Plan and form of agreements thereunder	S-1/A	333-236942	10.1	5/4/2020

10.2#	Non-Employee Director Compensation Program	S-1/A	333-236942	10.2	5/4/2020

10.3#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-236942	10.3	5/4/2020

10.4	Lease Agreement, dated January 24, 2019, between Ayala-Oncology Israel Ltd. and Ogen Real Estate Maniv Ltd.	S-1	333-236942	10.4	3/6/2020

10.5#	Employment Agreement, dated December 26, 2017, between Ayala-Oncology Israel Ltd. and Roni Mamluk, Ph.D., as amended	S-1	333-236942	10.5	3/6/2020

10.6#	Employment Agreement, dated March 15, 2019, between Ayala-Oncology Israel Ltd. and Yossi Maimon, CPA, M.B.A., as amended	S-1	333-236942	10.6	3/6/2020

10.7#	Employment Agreement, dated July 24, 2019, between the Registrant and Gary Gordon M.D., Ph.D., as amended	S-1/A	333-236942	10.7	5/4/2020

10.8†	License Agreement, dated November 29, 2017, between the Registrant and Bristol-Myers Squibb Company, as amended	S-1/A	333-236942	10.8	5/4/2020

10.9†	Evaluation, Option and License Agreement, dated December 19, 2018, between the Registrant and Novartis International Pharmaceutical Limited	S-1	333-236942	10.9	3/6/2020

21.1	Subsidiaries of Ayala Pharmaceuticals, Inc.	S-1	333-236942	21.1	3/6/2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.
†	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ayala Pharmaceuticals, Inc.

Date: March 24, 2021	By:	/s/ Roni Mamluk, Ph.D.
Roni Mamluk, Ph.D.
Chief Executive Officer and President

Date: March 24, 2021	By:	/s/ Yossi Maimon, CPA, M.B.A.
Yossi Maimon, CPA, M.B.A.
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Roni Mamluk, Ph.D.	Chief Executive Officer, President and Director	March 24, 2021
Roni Mamluk, Ph.D.	(principal executive officer)

/s/ Yossi Maimon, CPA, M.B.A.	Chief Financial Officer	March 24, 2021
Yossi Maimon, CPA, M.B.A.	(principal financial and accounting officer)

/s/ David Sidransky, M.D.	Chairman of the Board of Directors	March 24, 2021
David Sidransky, M.D.

/s/ Robert Spiegel, M.D., FACP	Director	March 24, 2021
Robert Spiegel, M.D., FACP

/s/ Murray A. Goldberg	Director	March 24, 2021
Murray A. Goldberg

/s/ Todd Sone	Director	March 24, 2021
Todd Sone

/s/ Vered Bisker-Leib, Ph.D, M.B.A.	Director	March 24, 2021
Vered Bisker-Leib, Ph.D, M.B.A.