Form 10-Q
period 2021-03-31
Ayala Pharmaceuticals, Inc.
filed 2021-05-14
CIK 1797336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 1, 2021, the registrant had 13,240,961 shares of common stock, $0.01 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including but not limited to: we have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability; we will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of AL101 and AL102; we have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability; we are heavily dependent on the success of AL101 and AL102, our most advanced product candidates, which are still under clinical development, and if either AL101 or AL102 does not receive regulatory approval or is not successfully commercialized, our business may be harmed; due to our limited resources and access to capital, we must prioritize development of certain programs and product candidates; these decisions may prove to be wrong and may adversely affect our business; the outbreak of COVID-19, may adversely affect our business, including our clinical trials; our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations; our product candidates are designed for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop product candidates is novel and may never lead to marketable products; we were not involved in the early development of our lead product candidates; therefore, we are dependent on third parties having accurately generated, collected and interpreted data from certain preclinical studies and clinical trials for our product candidates; enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control; if we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of our product candidates may be delayed and our business will be harmed; our product candidates may cause serious adverse events or undesirable side effects, which may delay or prevent marketing approval, or, if approved, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales; the market opportunities for AL101 and AL102, if approved, may be smaller than we anticipate; we may not be successful in developing, or collaborating with others to develop, diagnostic tests to identify patients with Notch-activating mutations; we have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates; even if we obtain FDA approval for our product candidates in the United States, we may never obtain approval for or commercialize them in any other jurisdiction, which would limit our ability to realize their full market potential; we have been granted Orphan Drug Designation for AL101 for the treatment of ACC and may seek Orphan Drug Designation for other indications or product candidates, and we may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity, and may not receive Orphan Drug Designation for other indications or for our other product candidates; although we have received Fast Track designation for AL101, and may seek Fast Track designation for our other product candidates, such designations may not actually lead to a faster development timeline, regulatory review or approval process; we face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively; we are dependent on a small number of suppliers for some of the materials used to manufacture our product candidates, and on one company for the manufacture of the active pharmaceutical ingredient for each of our product candidates; our existing collaboration with Novartis is, and any future collaborations will be, important to our business. If we are unable to maintain our existing collaboration or enter into new collaborations, or if these collaborations are not successful, our business could be adversely affected; enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates, if approved, and may affect the prices we may set; if we are unable to obtain, maintain, protect and enforce patent and other intellectual property protection for our technology and products or if the scope of the patent or other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and we may not be able to compete effectively in our markets; we may engage in acquisitions or in-licensing transactions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources; risks related to our operations in Israel could materially adversely impact our business, financial condition and results of operations; and the other factors described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

AYALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2021	December 31 2020
	(Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents	$56,030	$42,025
Short-term Restricted Bank Deposits	117	90
Trade Receivables	169	681
Prepaid Expenses and other Current Assets	1,534	1,444

Total Current Assets	57,850	44,240

LONG-TERM ASSETS:
Other Assets	$264	$305
Property and Equipment, Net	1,119	1,283

Total Long-Term Assets	1,383	1,588

Total Assets	$59,233	$45,828

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Trade Payables	$3,004	$3,726
Other Accounts Payables	2,690	3,151

Total Current Liabilities	5,694	6,877

LONG TERM LIABILITIES:
Long-term Rent Liability	505	553

Total Long-Term Liabilities	$505	$553

STOCKHOLDERS’ STOCKHOLDERS’ EQUITY:
Common Stock of $0.01 par value per share; 200,000,000 shares authorized at March 31, 2021 and December 31, 2020; 13,240,961 and 12,824,463 shares issued at March 31, 2021 and, respectively December 31, 2020; 13,072,213 and 12,728,446 shares outstanding at March 31, 2021 and December 31, 2020, respectively	$131	$128
Additional Paid-in Capital	133,358	109,157
Accumulated Deficit	(80,455)	(70,887)

Total Stockholders’ Equity	53,034	38,398

Total Liabilities, Convertible Preferred Stock, and Stockholders’ Equity	$59,233	$45,828

See accompanying notes to unaudited condensed consolidated financial statements.

AYALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share & per share amounts)

	For the Three Months Ended March 31,
	2021	2020
Revenues from licensing agreement	$974	$1,001
Cost of Revenues	(974)	(1,001)

Gross profit	—	—
Operating expenses:
Research and development	6,925	5,128
General and administrative	2,303	1,311

Operating loss	(9,228)	(6,439)
Financial loss, net	(92)	(38)

Loss before income tax	(9,320)	(6,477)
Taxes on income	(248)	(121)

Net loss attributable to common stockholders	(9,568)	(6,598)
Net Loss per share attributable to common stockholders, basic and diluted	$(0.74)	$(1.32)
Weighted average common shares outstanding, basic and diluted	12,888,340	4,999,563

See accompanying notes to unaudited condensed consolidated financial statements.

AYALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share amounts)

	Convertible Preferred Stock
	Series A Preferred Stock		Series B Preferred Stock			Common Stock
	Number	Amount	Number	Amount	Total Amount	Number	Amount		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2019	3,679,778	23,823	3,750,674	29,550	53,373	4,998,874	51		1,770	(40,741)	(38,920)
Share based compensation	—	—	—	—	—	4,506	*	)	293	—	293
Net Loss	—	—	—	—	—	—	—		—	(6,598)	(6,598)

Balance as of March 31, 2020	3,679,778	23,823	3,750,674	29,550	53,373	5,003,380	51		2,063	(47,339)	(45,225)

Balance as of December 31, 2020	—	—	—	—	—	12,728,446	128		109,157	(70,887)	38,398
Share based compensation	—	—	—	—	—	4,434	*	)	852	—	852
Exercise of stock options	—	—	—	—	—	6,000	*	)	30	—	30
Issuance of shares and warrants, net of Issuance Cost of $1,665	—	—	—	—	—	333,333	3		23,319	—	23,322
Net Loss	—	—	—	—	—	—	—			(9,568)	(9,568)

Balance as of March 31, 2021	—	—	—	—	—	13,072,213	131		133,358	(80,455)	53,034

See accompanying notes to unaudited condensed financial statements.

AYALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(9,568)	$(6,598)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities:
Shared Based Compensation	$852	$293
Depreciation	164	53
(Increase) decrease in Prepaid Expenses and Other Assets	(88)	115
(Increase) decrease in Trade Receivables	512	(532)
Increase (decrease) in Trade Payable	(1,012)	49
Increase in Long Term Rent Liability	—	249
Decrease in other Accounts Payable	(509)	(20)

Net Cash used in Operating Activities	(9,649)	(6,391)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of long-term deposits	—	202
Purchase of Equipment	—	(20)

Net Cash provided by Investing Activities	—	182

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	—	(261)
Issuance of shares and warrants, Net	23,612	—
Exercise of Stock Options	30	—

Net Cash provided by (used in) Financing Activities	23,642	(261)

Increase (decrease) in Cash and Cash Equivalents and Restricted Bank Deposits	13,993	(6,470)
Cash and Cash Equivalents and Restricted Bank Deposits at Beginning of the period	42,370	16,808

Cash and Cash Equivalents and Restricted Bank Deposits at End of the period	$56,363	$10,338

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Non-cash deferred issuance costs.	$290	$1,133
Amortization of deferred rent liability	$48	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Received for Interest	$3	$24

Tax Paid in Cash, net of refunds	$48	$40

Reconciliation of cash, cash equivalents and restricted bank deposits

	March 31,2021	March 31,2020
Cash and Cash Equivalents	$56,030	$10,055
Restricted Bank Deposits	117	81
Restricted Bank Deposits in Other Assets	216	202

Cash and Cash Equivalents and Restricted Bank Deposits at End of the Period	$56,363	$10,338

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

c) The Company’s lead product candidates, AL101 and AL102 have completed preclinical and Phase 1 studies. AL101 is currently being evaluated in a Phase 2 trial (ACCURACY) in patient with recurrent/metastatic adenoid cystic carcinoma (“R/M ACC”) bearing Notch-activating mutations and in a phase 2 trial (TENACITY) in patients with recurrent/metastatic triple negative breast cancer (“R/M TNBC”) bearing Notch-activating mutations.

d) The Company has a wholly-owned Israeli subsidiary, Ayala-Oncology Israel Ltd. (the “Subsidiary”), which was incorporated in November 2017.

e) Since inception, the Company has devoted its primary efforts to raising capital and research and development activities and has incurred significant operating losses and negative cash flows from operations. From its inception through March 31, 2021, all of the Company’s financial support has been provided primarily from the sale of its convertible preferred and common stock.

The Company previously identified conditions and events that raise substantial doubt about its ability to continue as a going concern. As a result of the completion of the Company’s initial public offering (“IPO”) in May 2020 and the Private Placement in February 2021, the Company believes that its cash, cash equivalents and short-term restricted bank deposits as of March 31, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements into 2023. The Company has based this estimated on assumptions that may prove to be wrong, and it may use its available capital resources sooner than it currently expects. Future additional funding may not be available on terms available to the Company or at all. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects.

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

On February 19, 2021, the Company entered into a Securities Purchase Agreement (the “2021 Purchase Agreement”) with the purchasers named therein (the “Investors”). Pursuant to the 2021 Purchase Agreement, the Company agreed to sell (i) an aggregate of 333,333 shares of its common stock (the “Private Placement Shares”), par value $0.01 per share, together with warrants to purchase an aggregate of 116,666 shares of its common stock with an exercise price of $18.10 per share (the “Common Warrants”), for an aggregate purchase price of $4,999,995.00 and (ii) pre-funded warrants to purchase an aggregate of 1,333,333 shares of its common stock with an exercise price of $0.01 per share (the “Pre-Funded Warrants” and collectively with the Common Warrants, the “Private Placement Warrants”), together with an aggregate of 466,666 Common Warrants, for an aggregate purchase price of $19,986,661.67 (collectively, the “Private Placement”). The Company had issuance costs of approximately $1,665 thousand of which $290 thousand was not yet paid due to payment terms. The Private Placement closed on February 23, 2021. The warrants were classified as a component of permanent equity pursuant to ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging”.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2020 with the Commission. The comparative balance sheet at December 31, 2020 has been derived from the audited financial statements at that date. Except as noted below, the Company’s significant accounting policies have not changed materially from those included in Note 2 of the Company’s audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

AYALA PHARMACEUTICALS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

(Unaudited)

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES (continued):

Net Loss per Share

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), outstanding for each period.

The calculation of diluted LPS does not include 3,679,778 shares of Series A Preferred Stock, and 3,750,674 shares of Series B Preferred Stock and 652,187 options outstanding to purchase common stock as of March 31, 2020.

The calculation of diluted LPS does not include 1,916,665 Warrants and 915,644 options outstanding to purchase common stock as of March 31 2021.

Newly Issued Accounting Pronouncements

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

In June 2016, the FASB issued ASU No. 2016-13 (Topic 326), Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for the Company for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2016-13 will have on its consolidated financial statements.

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

Revenue associated with the research and development services in the amount of approximately $1.0 million was recognized in the three months ended March 31, 2021.

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

NOTE 3—TAX

The change in provision for income taxes was $137 thousand and $70 thousand for the three months ended March 31, 2021 and 2020, respectively. The Company’s effective tax rate differs from the U.S. federal statutory income tax rate of 21% primarily due to a full valuation allowance against the Company’s U.S. deferred tax asset in each period presented.

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. As of March 31, 2021, and 2020, the Company has recorded an uncertain tax position liability exclusive of interest and penalties of $665 thousand and $461 thousand respectively which was classified as other long-term liabilities. As of March 31, 2021, and 2020, the Company accrued interest related to uncertain tax positions of $30 thousand and $13 thousand, respectively. These uncertain tax positions would impact the Company’s effective tax rate, if recognized. The Company does not expect that the amounts of uncertain tax positions will change significantly within the next 12 months.

A reconciliation of the Company’s unrecognized tax benefits is below:

March 31, 2021
(in thousands)
Uncertain tax position at the beginning of the period	$581
Additions for uncertain tax position of prior years (foreign exchange and interest)	3
Additions for tax positions of current year	111

Uncertain tax position at the end of the period	$695

The Company files U.S. federal, various U.S. state and Israeli income tax returns. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. In the United States and Israel, the 2017 and subsequent tax years remain subject to examination by the applicable taxing authorities as of March 31, 2021.

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

In addition, we are collaborating with Novartis International Pharmaceutical Limited, or Novartis, which is currently evaluating AL102 in a phase 1 clinical trial for the treatment of multiple myeloma, or MM, in combination with Novartis’ B-cell maturation antigen, or BCMA, targeting therapies. First patient was dosed with AL102 in combination with Novartis’ BCMA targeting agent in April 2021.

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

.

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were $9.6 million and $6.6 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $80.5 million. We anticipate that our expenses will increase significantly as we:

•	advance our Phase 2 ACCURACY trial of AL101 for the treatment of R/M ACC;

•	advance our Phase 2 TENACITY trial of AL101 for the treatment of R/M TNBC;

•	initiate Phase 2/3 RINGSIDE pivotal trial of AL102 for the treatment of desmoid tumors;

•

initiate or commence a clinical trial for the treatment of relapsed/refractory T-cell acute lymphoblastic leukemia, or R/R T-ALL, or obtain and conduct clinical trials for any other product candidates;

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

As of March 31, 2021, we had cash and cash equivalents and restricted bank deposits totaling $56.4 million. We believe that our cash and cash equivalents, and short-term restricted bank deposits, will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based these estimates on assumptions that may prove to be imprecise or incorrect, and we may use our available capital resources sooner than we currently expect. See “— Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates, the development of our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of capital outlays and operating expenses required for completing the research and development of our product candidates.

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

We are responsible for all future development and commercialization of AL101 and AL102. In consideration for the rights granted under the agreement, we paid BMS a payment of $6 million and issued to BMS 1,125,929 shares of Series A preferred stock valued at approximately $7.3 million, which converted to 562,964 shares of common stock in connection with our initial public offering, or IPO. We are obligated to pay BMS up to approximately $142 million in the aggregate upon the achievement of certain clinical development or regulatory milestones and up to $50 million in the aggregate upon the achievement of certain commercial milestones by each product containing the licensed BMS compounds. In addition, we are obligated to pay BMS tiered royalties ranging from a high single-digit to a low teen percentage on worldwide net sales of all products containing the licensed BMS compounds.

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

Financial Overview

Except as described below, there have been no material changes from the disclosure provided under the caption “Components of Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020

	For the Three Months Ended
	March 31,
	2021	2020	Change
	(in thousands except share and per share data)
Revenues from licensing agreement	$974	$1,001	(27)
Cost of services	(974)	(1,001)	27

Operating expenses:
Research and development	6,925	5,128	1,797
General and administrative	2,303	1,311	992

Operating loss	(9,228)	(6,439)	2,789
Financial Income, net	(92)	(38)	(54)

Loss before income tax	(9,320)	(6,477)	2,843
Taxes on income	(248)	(121)	127

Net loss attributable to common stockholders	(9,568)	(6,598)	2,970
Net Loss per share attributable to common stockholders, basic and diluted	$(0.74)	$(1.32)
Weighted average common shares outstanding, basic and diluted	12,888,340	4,999,563

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

For the three months ended March 31, 2021 and 2020, we recognized $1.0 million in revenue as a result of the Novartis Agreement. Refer to Note 2 to our unaudited condensed consolidated financial statements for information regarding our recognition of revenue under the Novartis Agreement.

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

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	($ in thousands)
Research and Development	6,925	5,128	1,797	35%

Research and development expenses were $6.9 million for the three months ended March 31, 2021 compared to $5.1 million for the three months ended March 31, 2020, an increase of $1.8 million. This increase was primarily driven by additional costs in connection with the advancement of the clinical trials for the treatment of desmoid tumors, TNBC and ACC.

The following table summarizes our research and development expenses by product candidate or development program for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31 2021	March 31 2020
	($ in thousands)
Program-Specific Costs:
AL 101
ACC	4,256	3,667
TNBC	1,427	980
General Expenses	539	481
AL102
General Expenses	15	—
Desmoid	688	—

Total Research and Development Expenses	$6,925	$5,128

We expect our research and development expenses to increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

General and Administrative Expenses

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	($ in thousands)
General and Administrative	2,303	1,311	992	76%

General and administrative expenses were $2.3 million for the three months ended March 31, 2021 compared to $1.3 million for the three months ended March 31, 2020, an increase of $1.0 million. This increase was primarily due to higher expenses in connection with becoming a public company, including officer and director insurance and stock-based compensation.

Financial Loss, net

Financial loss, net was $92 thousand and $38 thousand for the three months ended March 31, 2021 and 2020 respectively.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $9.6 million and $6.6 million for the three months ended March 31, 2021 and 2020, respectively. As of March 21, 2021, we had an accumulated deficit of $80.5 million.

On May 12, 2020, we completed the sale of shares of our common stock in our IPO. In connection with the IPO, we issued and sold 3,940,689 shares of common stock, including 274,022 shares associated with the partial exercise on June 4, 2020 of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share, resulting in net proceeds to us of approximately $52.2 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. All shares issued and sold were registered pursuant to a registration statement on Form S-1 (File No. 333-236942), as amended, declared effective by the Securities and Exchange Commission, or the SEC, on May 7, 2020.

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

The exercise price and the number of shares of common stock issuable upon exercise of each Private Placement Warrant are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. In addition, in certain circumstances, upon a fundamental transaction, a holder of Common Warrants will be entitled to receive, upon exercise of the Common Warrants, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Private Placement Warrants immediately prior to the fundamental transaction. The Pre-Funded Warrants will be automatically exercised on cashless basis upon the occurrence of a fundamental transaction. Each Common Warrant is exercisable from the date of issuance and has a term of three years and each Pre-Funded Warrant is exercisable from the date of issuance and has a term of ten years. Pursuant to the 2021 Purchase Agreement, we agreed to use reasonable best efforts to register the Private Placement Shares and Private Placement Warrants for resale by the Investors on a registration statement on Form S-3 promptly following the date such form is available for use by us, but in no event later than June 15, 2021. The warrants were classified as a component of permanent equity pursuant to ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging”.

The Private Placement was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

As of March 31, 2021, we had cash and cash equivalents of $56.0 million.

Cash Flows

The following table summarizes our cash flow for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	($ in thousands)
Cash Flows provided by (used in):
Operating Activities	(9,649)	(6,391)
Investing Activities	—	182
Financing Activities	23,642	(261)

Net increase (decrease) in cash and cash equivalents and short-term restricted bank deposits	13,993	(6,470)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2021 of $9.6 million was primarily attributable to our net loss of $9.6 million, adjusted for non-cash expenses of $1.0 million, which includes stock-based compensation of $0.9 million and a net decrease in working capital of $1.0 million.

Net cash used in operating activities during the period ended March 31, 2020 of $6.4 million was primarily attributable to our net loss of $6.6 million, adjusted for non-cash expenses of $0.2 million, which includes stock-based compensation of $0.3 million and a net increase in working capital of $0.1 million.

Investing Activities

We did not have any cash provided by investing activities during the three months ended March 31, 2021.

Net cash used in investing activities during the three months ended March 31, 2020 of $0.2 million was primarily attributable to purchases of property and equipment and investment in bank deposits.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2021 of $23.6 million, was primarily attributable to the Private Placement, net of issuance costs.

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

As of March 31, 2021, we had cash and cash equivalents and restricted bank deposits of $56.4 million. We expect that our existing cash and cash equivalents and short-term restricted bank deposits, will enable us to fund our operating expenses and capital expenditure requirements into 2023. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the costs of conducting future clinical trials of AL101 and AL102;

•	the cost of manufacturing additional material for future clinical trials of AL101 and AL102;

•	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop or acquire, if any;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the achievement of milestones or occurrence of other developments that trigger payments under any current or future license, collaboration or other agreements;

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

Contractual Obligations

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

There have been no significant changes in our critical accounting policies as discussed in our Form 10-K, except as described in Note 1 to the condensed consolidated unaudited financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The offer and sale of all of the shares in the offering was registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-236942), as amended, filed in connection with our IPO, or the Registration Statement, which was declared effective by the SEC on May 7, 2020. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. The net proceeds have been invested in short- and intermediate-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. There has been no material change in the expected use of the net proceeds from our IPO as described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on May 11, 2020 in connection with the IPO.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation of Ayala Pharmaceuticals, Inc.	8-K	001-39279	3.1	5/12/2020

3.2	Amended and Restated Bylaws of Ayala Pharmaceuticals, Inc.	8-K	001-39279	3.2	5/12/2020

4.1	Form of Common Warrant.	8-K	001-39279	4.1	1/22/21

4.2	Form of Pre-Funded Warrant.	8-K	001-39279	4.2	1/22/21

10.1	Securities Purchase Agreement, dated February 19, 2021, by and among Ayala Pharmaceuticals, Inc. and the Investors named therein.	8-K	001-39279	10.1	1/22/21

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYALA Pharmaceuticals, Inc.

Date: May 13, 2021	By:	/s/ Roni Mamluk
Roni Mamluk, Ph.D.
Chief Executive Officer
(principal executive officer)

Date: May 13, 2021	By:	/s/ Yossi Maimon
Yossi Maimon, CPA, M.B.A.
Chief Financial Officer
(principal financial and accounting officer)