Form 10-Q
period 2021-06-30
Ayala Pharmaceuticals, Inc.
filed 2021-08-12
CIK 1797336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2021, the registrant had 13,242,834 shares of common stock, $0.01 par value per share, outstanding.

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
may adversely affect our business, including our clinical trials; our ability to use our net operating loss carry forwards to offset future taxable income may be subject to certain limitations; our product candidates are designed for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop product candidates is novel and may never lead to marketable products; we were not involved in the early development of our lead product candidates; therefore, we are dependent on third parties having accurately generated, collected and interpreted data from certain preclinical studies and clinical trials for our product candidates; enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control; if we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of our product candidates may be delayed and our business will be harmed; our product candidates may cause serious adverse events or undesirable side effects, which may delay or prevent marketing approval, or, if approved, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales; the market opportunities for AL101 and AL102, if approved, may be smaller than we anticipate; we may not be successful in developing, or collaborating with others to develop, diagnostic tests to identify patients with Notch-activating mutations; we have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates; even if we obtain FDA approval for our product candidates in the United States, we may never obtain approval for or commercialize them in any other jurisdiction, which would limit our ability to realize their full market potential; we have been granted Orphan Drug Designation for AL101 for the treatment of ACC and may seek Orphan Drug Designation for other indications or product candidates, and we may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity, and may not receive Orphan Drug Designation for other indications or for our other product candidates; although we have received Fast Track designation for AL101, and may seek Fast Track designation for our other product candidates, such designations may not actually lead to a faster development timeline, regulatory review or approval process; we face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively; we are dependent on a small number of suppliers for some of the materials used to manufacture our product candidates, and on one company for the manufacture of the active pharmaceutical ingredient for each of our product candidates; our existing collaboration with Novartis is, and any future collaborations will be, important to our business. If we are unable to maintain our existing collaboration or enter into new collaborations, or if these collaborations are not successful, our business could be adversely affected; enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates, if approved, and may affect the prices we may set; if we are unable to obtain, maintain, protect and enforce patent and other intellectual property protection for our technology and products or if the scope of the patent or other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and we may not be able to compete effectively in our markets; we may engage in acquisitions or in-licensing
transactions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources; risks related to our operations in Israel could materially adversely impact our business, financial condition and results of operations; and the other factors described under the section entitled “Risk Factors” in our Annual Report on Form
10-K
for the year ended December 31, 2020.
Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.
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

PART I—FINANCIAL INFORMATION
Item 1: Financial Statements
AYALA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30 2021	December 31 2020
	(Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents	$44,412	$42,025
Short-term Restricted Bank Deposits	119	90
Trade Receivables	929	681
Prepaid Expenses and other Current Assets	1,550	1,444

Total Current Assets	47,010	44,240

LONG-TERM ASSETS:
Other Assets	$270	$305
Property and Equipment, Net	1,192	1,283

Total Long-Term Assets	1,462	1,588

Total Assets	$48,472	$45,828

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Trade Payables	$2,833	$3,726
Other Accounts Payables	2,377	3,151

Total Current Liabilities	5,210	6,877

LONG TERM LIABILITIES:
Long-term Rent Liability	502	553

Total Long-Term Liabilities	$502	$553

STOCKHOLDERS’ STOCKHOLDERS’ EQUITY:
Common Stock of $0.01 par value per share; 200,000,000 shares authorized at June 30, 2021 and December 31, 2020; 13,240,961 and 12,824,463 shares issued at June 30, 2021 and, respectively December 31, 2020; 13,092,925 and 12,728,446 shares outstanding at June 30, 2021 and December 31, 2020, respectively	$131	$128
Additional Paid-in Capital	133,925	109,157
Accumulated Deficit	(91,296)	(70,887)

Total Stockholders’ Equity	42,760	38,398

Total Liabilities and Stockholders’ Equity	$48,472	$45,828

See accompanying notes to unaudited condensed consolidated financial statements.

AYALA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share & per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues from licensing agreement	$761	$1,045	$1,735	$2,046
Cost of services	(761)	(1,045)	(1,735)	(2,046)

Gross profit	—	—	—	—
Operating expenses:
Research and development	8,121	5,067	15,046	10,195
General and administrative	2,536	1,546	4,839	2,857

Operating loss	(10,657)	(6,613)	(19,885)	(13,052)
Financial Income (Loss), net	(22)	40	(114)	2

Loss before income tax	(10,679)	(6,573)	(19,999)	(13,050)
Taxes on income	(162)	(139)	(410)	(260)

Net loss attributable to common stockholders	(10,841)	(6,712)	(20,409)	(13,310)
Net Loss per share attributable to common stockholders, basic and diluted	$(0.75)	$(0.74)	$(1.46)	$(1.90)
Weighted average common shares outstanding, basic and diluted	14,417,423	9,018,637	13,954,676	6,989,762

See accompanying notes to unaudited condensed consolidated financial statements.

AYALA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

		Convertible Preferred Stock					Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Series A Preferred Stock		Series B Preferred Stock		Receipt on Account of Series B Preferred Stock	Total Amount
	Number	Amount	Number	Amount			Number	Amount

Balance as of December 31, 2019	3,679,778	23,823	3,750,674	29,550	—	53,373	4,998,874	51	1,770	(40,741)	(38,920)
Conversion of Preferred Stock	(3,679,778)	(23,823)	(3,750,674)	(29,550)	—	(53,373)	3,715,222	37	53,336	—	53,373
Share based compensation	—	—	—	—	—	—	6,056	1	693	—	694
Issuance of Common Stock, Initial public offering net of issuance costs of $2,835	—	—	—	—	—	—	3,940,689	39	52,080	—	52,119
Net Loss	—	—	—	—	—	—	—	—	—	(13,310)	(13,310)

Balance as of June 30, 2020	—	—	—	—	—	—	12,660,841	128	107,879	(54,051)	53,956

Balance as of December 31, 2020	—	—	—	—	—	—	12,728,446	128	109,157	(70,887)	38,398
Issuance of shares and warrants, net of Issuance Cost of $1,665	—	—	—	—	—	—	333,333	3	23,319	—	23,322
Share based compensation	—	—	—	—	—	—	25,146	—	1,419	—	1,419
Exercise of stock options	— —	— —	—	—	—	—	6,000	—	30	—	30
Net loss	—	—	—	—	—	—	—	—	—	(20,409)	(20,409)

Balance as of June 30, 2021	— —	—	—	—	—	—	13,092,925	131	133,925	(91,296)	42,760

Balance as of March 31, 2020	3,679,778	23,823	3,750,674	29,550	—	53,373	5,003,380	51	2,063	(47,339)	(45,225)
Conversion of Preferred Stock	(3,679,778)	(23,823)	(3,750,674)	(29,550)	—	(53,373)	3,715,222	37	53,336	—	53,373
Share based compensation	—	—	—	—	—	—	1,550	1	400	—	401
Issuance of Common Stock, Initial public offering net of issuance costs of $2,835	—	—	—	—	—	—	3,940,689	39	52,080	—	52,119
Net Loss	—	—	—	—	—	—	—	—	—	(6,712)	(6,712)

Balance as of June 30, 2020	—	—	—	—	—	—	12,660,841	128	107,879	(54,051)	53,956

Balance as of March 31, 2021	—	—	—	—	—	—	13,072,213	131	133,358	(80,455)	53,034
Conversion of Preferred Stock								—	—	—	—
Share based compensation	—	—	—	—	—	—	20,712		567	—	567
Net Loss	—	—	—	—	—	—	—	—	—	(10,841)	(10,841)

Balance as of June 30, 2021	—	—	—	—	—	—	13,092,925	131	133,925	(91,296)	42,760

See accompanying notes to unaudited condensed financial statements.

AYALA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(20,409)	$(13,310)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities:
Shared Based Compensation	$1,419	$694
Depreciation	94	89
(Increase) decrease in Prepaid Expenses and Other Assets	(106)	63
Increase in Trade Receivables	(248)	(367)
Increase (decrease) in Trade Payable	(1,124)	430
Increase in Long Term Rent Liability	—	235
Increase (decrease) in other Accounts Payable	(823)	460

Net Cash used in Operating Activities	(21,197)	(11,706)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of long-term deposits	—	237
Purchase of Property and Equipment	(3)	(33)

Net Cash provided by (used in) Investing Activities	(3)	204

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Shares, net	—	52,369
Issuance of shares and warrants, Net	23,553	—
Exercise of Stock Options	30	—

Net Cash provided by Financing Activities	23,583	52,369

Increase in Cash and Cash Equivalents and Restricted Bank Deposits	2,383	40,867
Cash and Cash Equivalents and Restricted Bank Deposits at Beginning of the period	42,370	16,808

Cash and Cash Equivalents and Restricted Bank Deposits at End of the period	$44,753	$57,675

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Non-cash deferred issuance costs	$231	$250

Amortization of deferred rent liability	$51	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Received for Interest	$7	$47

Tax Paid in Cash, net of refunds	$80	$92

Reconciliation of cash, cash equivalents and restricted bank deposits
	June 30,2021	June 30,2020
Cash and Cash Equivalents	$44,412	$57,355
Restricted Bank Deposits	119	83
Restricted Bank Deposits in Other Assets	222	237

Cash and Cash Equivalents and Restricted Bank Deposits at End of the Period	$44,753	$57,675

See accompanying notes to unaudited condensed consolidated financial statements

AYALA PHARMACEUTICALS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Unaudited)
NOTE 1—SIGNIFICANT ACCOUNTING POLICIES
General
a) Ayala Pharmaceuticals, Inc. (the “Company”) was incorporated in November 2017. The Company is a clinical stage onco
l
ogy company dedicated to developing and commercializing small molecule therapeutics for patients suffering from rare and aggressive cancers, primarily in genetically defined patient populations. The Company’s current portfolio of product candidates, AL101 and AL102, target the aberrant activation of the Notch pathway with gamma secretase inhibitors.
b) In 2017, the Company entered into an exclusive worldwide license agreement with respect to AL101 and AL102.
c) The Company’s lead product candidates, AL101 and AL102 have completed preclinical and Phase 1 studies. AL101 is currently being evaluated in a Phase 2 trial (ACCURACY) in patient with recurrent/metastatic adenoid cystic carcinoma (“R/M ACC”) bearing Notch-activating mutations and in a phase 2 trial (TENACITY) in patients with recurrent/metastatic triple negative breast cancer (“R/M TNBC”) bearing Notch-activating mutations. AL102 is currently being evaluated in a pivotal Phase 2/3 clinical trial for patients with desmoid tumors (RINGSIDE) and is being evaluated in a Phase 1 clinical trial in combination with Novartis’ BMCA targeting agent, WVT078, in Patients with relapsed/refractory Multiple Myeloma.
d) The Company has a wholly-owned Israeli subsidiary, Ayala-Oncology Israel Ltd. (the “Subsidiary”), which was incorporated in November 2017.
e) Since inception, the Company has devoted its primary efforts to raising capital and research and development activities and has incurred significant operating losses and negative cash flows from operations. From its inception through June 30, 2021, all of the Company’s financial support has been provided primarily from the sale of its convertible preferred and common stock.
The Company previously identified conditions and events that raise substantial doubt about its ability to continue as a going concern. As a result of the completion of the Company’s initial public offering (“IPO”) in May 2020 and the Private Placement in February 2021, the Company believes that its cash, cash equivalents and short-term restricted bank deposits as of June 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements at least for the next 12 months. The Company has based this estimated on assumptions that may prove to be wrong, and it may use its available capital resources sooner than it currently expects. Future additional funding may not be available on terms available to the Company or at all. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects
.
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
On February 19, 2021, the Company entered into a Securities Purchase Agreement (the “2021 Purchase Agreement”) with the purchasers named therein. Pursuant to the 2021 Purchase Agreement, the Company agreed to sell (i) an aggregate of 333,333 shares of its common stock (the “Private Placement Shares”), par value $0.01 per share, together with warrants to purchase an aggregate of 116,666 shares of its common stock with an exercise price of $18.10 per share (the “Common Warrants”), for an aggregate purchase price of $4,999,995.00 and
(ii) pre-funded
warrants to purchase an aggregate of 1,333,333 shares of its common stock with an exercise price of $0.01 per share (the
“Pre-Funded
Warrants” and collectively with the Common Warrants, the “Private Placement Warrants”), together with an aggregate of 466,666 Common Warrants, for an aggregate purchase price of $19,986,661.67 (collectively, the “Private Placement”). The Company had issuance costs of approximately $1,665 thousand of which 231 thousand was not yet paid due to payment terms. The Private Placement closed on February 23, 2021. The warrants were classified as a component of permanent equity pursuant to ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging.” $
Basis of Presentation
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
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form
10-K
filed for the year ended December 31, 2020 (the “Annual Report”) with the Securities and Exchange Commission (the “SEC”). The comparative balance sheet at December 31, 2020 has been derived from the audited financial statements at that date. The Company’s significant accounting policies have not changed materially from those included in Note 2 of the Company’s audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report.

AYALA PHARMACEUTICALS, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
(Unaudited)

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES (continued):
Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that are reasonable based upon information available at the time they are made.
These estimates, judgments and assumptions can affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Net Loss per Share
Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), outstanding for each period and the weighted average number of warrants to purchase common stock with $
0.01
purchase price.
The calculation of basic and diluted LPS includes 1,333,333
and 970,370 weighted average warrants with an exercise price of
$
0.01
for the three and six month ended June 30, 2021, respectively.
The calculation of diluted LPS does not includ
e 901,067 options outstanding to purchase common stock with anti-dilutive effect for the three and six month ended June 30, 2021.
The calculation of diluted LPS does not include 3,679,778 shares of Series A Preferred Stock, and 3,750,674 shares of Series B Preferred Stock and 698,361 options outstanding to purchase common stock with anti-dilutive effect for the three and six month ended June 30, 2020.
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
In December 2019, the FASB issued ASU
No. 2019-12,
Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing a variety of exceptions within the framework of ASC 740. These exceptions include the exception to the incremental approach for intra-period tax allocation in the event of a loss from continuing operations and income or a gain from other items (such as other comprehensive income), and the exception to using general methodology for the interim period tax accounting for year-to-date
losses that exceed anticipated losses. The guidance will be effective for the Company beginning January 1, 2022, and interim periods in fiscal years beginning January 1, 2023. Early adoption is permitted. The Company is currently evaluating the effect that ASU
2019-12
will have on its condensed consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU
No. 2020-06,
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU
2020-06),
which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU
2020-06
removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature and a beneficial conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, ASU
2020-06
requires the application of the
if-converted
method to calculate the impact of convertible instruments on diluted earnings per share (EPS). ASU
2020-06
is effective for fiscal years beginning after December 15, 2021, with early adoption permitted for fiscal years beginning after December 15, 2023 and can be adopted on either a fully retrospective or modified retrospective basis. The Company is currently evaluating the effect that ASU
2020-06
will have on its condensed consolidated financial statements and related disclosures

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
Customer option to acqu
i
re additional goods or services gives rise to a performance obligation in the contract only if the option provides a material right to the customer that it would not receive without entering into that contract.
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
Revenue associated with the research and development services in the amount of approximately $0.8 million and $1.7 million were recognized in the three and six months ended June 30, 2021, respectively.
The Company concluded that progress towards completion of the research and development performance obligation related to the Novartis Agreement is best measured in an amount proportional to the expenses relative to the total estimated expenses. The Company periodically reviews and updates its estimates, when appropriate, which may adjust revenue recognized for the period. The transaction price to be recognized as revenue under the Novartis Agreement consists of the reimbursable costs.
NOTE 3—TAX
The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2021, and 2020, the Company has recorded an uncertain tax position liability exclusive of interest and penalties of $873 thousand and $591 thousand respectively which was classified as other long-term liabilities. As of June 30, 2021, and 2020, the Company accrued interest related to uncertain tax positions of $39 thousand and $13 thousand, respectively. These uncertain tax positions would impact the Company’s effective tax rate, if recognized. The Company does not expect that the amounts of uncertain tax positions will change significantly within the next 12 months. A reconciliation of the Company’s unrecognized tax benefits is below:

	Six months ended	Three months ended
	June 30,	June 30,
	2021	2021
	(in thousands)

Uncertain tax position at the beginning of the period	$581	$695
Additions for uncertain tax position of prior years (foreign exchange and interest)	10	7
Additions for tax positions of current year	320	209

Uncertain tax position at the end of the period	$911	$911

The Company files U.S. federal, various U.S. state and Israeli income tax returns. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. In the United States and Israel, the 2017 and subsequent tax years remain subject to examination by the applicable taxing authorities as of June 30, 2021.

NOTE 4—COMMITMENTS AND CONTINGENT
Liabilities Lease
In January 2019, the Company signed a new lease agreement. The term of the lease is for 63 months and includes an option to extend the lease for an additional 60 months. As part of the agreement, the lessor also provided the Company with finance in in the amount of approximately $0.5 million paid in arrears for of leasehold improvements. The financing was recorded as a Long-Term Rent Liability. The minimum rental payments under operating leases as of June 30, 2021, are as follows (in thousands):

Year ended December 31,
2021	181
2022	362
2023	362
2024	121

$1,026

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
According to the agreement, Novartis shall pay the Company a low eight figure option exercise fee in order to exercise its option and activate its license, upon which the Company will be eligible to receive development, regulatory and commercial milestone payments of up to $
245
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form
10-Q.
Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form
10-Q,
including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 (the “Annual Report”), our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We are currently conducting our ongoing Phase 2 ACCURACY trial for the treatment of recurrent/metastatic adenoid cystic carcinoma, or R/M ACC, in subjects with progressive disease and Notch-activating mutations. If approved, we believe that AL101 has the potential to be the first therapy approved by the U.S. Food and Drug Administration, or FDA, for patients with R/M ACC and address the unmet medical need of these patients. AL101 was granted Orphan Drug Designation in May 2019 for the treatment of adenoid cystic carcinoma, or ACC, and fast track designation in February 2020 for the treatment of R/M ACC. In the second quarter of 2020, we commenced dosing of patients in our ACCURACY trial for the treatment of R/M ACC with Notch-activating mutations at the higher dose of 6mg. We plan to report additional data from this trial in [the second half of] 2021.
We are currently also evaluating AL101 as a monotherapy in an open-label Phase 2 clinical trial for the treatment of patients with Notch-activated recurrent or metastatic (R/M) triple negative breast cancer (TNBC). We refer to this trial as the TENACITY trial. It is an open-label, multicenter, single arm study which is expected to initially enroll up to 26 patients with Notch-activated R/M TNBC whose disease has recurred or progressed after three or fewer lines of prior therapy. Notch activation will be determined using a Next Generation Sequencing (NGS) based assay screen. We dosed the first patient enrolled in this study in January 2021 and expect to report preliminary data in 2022.
We are currently evaluating AL102 as a monotherapy in a Phase 2/3 pivotal study (RINGSIDE) for the treatment of desmoid tumors in adult and adolescent patients. We expect to report interim data from Part A in mid-2022,
with Part B commencing thereafter.
In addition, we are collaborating with Novartis International Pharmaceutical Limited, or Novartis, which is currently evaluating AL102 in a phase 1 clinical trial for the treatment of multiple myeloma, or MM, in combination with Novartis’
B-cell
maturation antigen, or BCMA, targeting therapies. The first patient was dosed with AL102 in combination with Novartis’ BCMA targeting agent in April 2021.
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

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were $20.4 million and $13.3 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $91.3 million. We anticipate that our expenses will increase significantly as we:

•	advance our Phase 2 TENACITY trial of AL101 for the treatment of R/M TNBC;

•	advance our Phase 2/3 RINGSIDE pivotal trial of AL102 for the treatment of desmoid tumors;

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
As of June 30, 2021, we had cash and cash equivalents and restricted bank deposits totaling $44.4 million. We believe that our cash and cash equivalents, and short-term restricted bank deposits will be sufficient to fund our operating expenses and capital expenditure requirements at least for the next 12 months. We have based these estimates on assumptions that may prove to be imprecise or incorrect, and we may use our available capital resources sooner than we currently expect. See “— Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates, the development of our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of capital outlays and operating expenses required for completing the research and development of our product candidates.
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
10-K
for the year ended December 31, 2020.

Results of Operations
Comparison of the three and six months ended June 30, 2021 and 2020
The following table summarizes our results of operations for the three and six months ended June 30, 2021 and 2020

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(in thousands except share and per share data)
Revenues from licensing agreement	$761	$1,045	$1,735	$2,046
Cost of services	(761)	1,045	(1,735)	2,046

Gross profit	—	—	—	—
Operating expenses:
Research and development	8,121	5,067	15,046	10,195
General and administrative	2,536	1,546	4,839	2,857

Operating loss	(10,657)	(6,613)	(19,885)	(13,052)
Financial Income (loss), net	(22)	40	(114)	2

Loss before income tax	(10,679)	(6,573)	(19,999)	(13,050)
Taxes on income	(162)	(139)	(410)	(260)

Net loss attributable to common stockholders	(10,841)	(6,712)	(20,409)	(13,310)
Net Loss per share attributable to common stockholders, basic and diluted	$(0.75)	$(0.74)	$(1.46)	$(1.90)
Weighted average common shares outstanding, basic and diluted	14,417,423	9,018,637	13,954,676	6,989,762

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
For the three months ended June 30, 2021 and 2020, we recognized $0.8 million and $1.0 million in revenue, respectively. For the six months ended June 30, 2021 and 2020, we recognized $1.7 and $ 2.0 million in revenue, respectively, as a result of the Novartis Agreement. Refer to Note 2 to our unaudited condensed consolidated financial statements for information regarding our recognition of revenue under the Novartis Agreement.
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

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2021	2020	Change	Change	2021	2020	Change	Change
				($ in thousands)
Research and Development	8,121	5,067	3,054	60%	15,046	10,195	4,851	48%

Research and development expenses were $8.1 million for the three months ended June 30, 2021 compared to $5.1 million for the three months ended June 30, 2020, an increase of $3.1 million. Research and development expenses were $15.0 million for the six months ended June 30, 2021 compared to $10.2 million for the six months ended June 30, 2020, an increase of $4.9 million. This increase was primarily driven by additional costs in connection with the advancement of the clinical trials for the treatment of desmoid tumors and TNBC.
The following table summarizes our research and development expenses by product candidate or development program for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Program-Specific Costs:
AL 101
ACC	3,680	3,794	7,936	7,461
TNBC	2,533	996	3,960	1,976
General Expenses	263	277	803	758
AL 102
General Expenses	10	—	24	—
Desmoid	1,635	—	2,323	—

Total Research and Development Expenses	$8,121	$5,067	$15,046	$10,195
We expect our research and development expenses to increase for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.
General and Administrative Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2021	2020	Change	Change	2021	2020	Change	Change
				($ in thousands)
General and Administrative	2,536	1,546	990	64%	4,839	2,857	1,982	69%

General and administrative expenses were $2.5 million for the three months ended June 30, 2021 compared to $1.5 million for the three months ended June 30, 2020, an increase of $1.0. General and administrative expenses were $4.8 million for the six months ended June 30, 2021 compared to $2.9 million for the six months ended June 30, 2020, an increase of $2.0 million. This increase was primarily due to higher expenses in connection with becoming a public company, including officer and director insurance.
Financial Loss, net
Financial loss, net was $22 thousand for the three months ended June 30, 2021 compared to the financial income, net of $40 thousand for the three months ended June 30, 2020. Financial loss, net was $114 thousand for the six months ended June 30, 2021 compared to the financial income, net of $2 thousand for the same period in 2020.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $20.4 million and $13.3 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $91.3 million.
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
Warrant is exercisable from the date of issuance and has a term of ten years. Pursuant to the 2021 Purchase Agreement, we agreed to use reasonable best efforts to register the Private Placement Shares and Private Placement Warrants for resale by the Investors on a registration statement on Form
S-3
promptly following the date such form is available for use by us, but in no event later than June 15, 2021. The Warrants were classified as a component of permanent equity pursuant to ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging.”
The Private Placement was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. On June 4, 2021, we filed a resale Registration Statement on Form
S-3
(File
No. 333-256793)
to register the Private Placement Shares and Private Placement Warrants.
In June 2021, we entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $200.0 million in
“at-the-market”
offerings, under our Registration Statement on Form
S-3
(File
No. 333-256792)
filed with the SEC on June 4, 2021 (the “ATM”). Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for our common stock. No securities were issued pursuant to the Sales Agreement during the three months ended June 30, 2021.

As of June 30, 2021, we had cash and cash equivalents of $44.4 million.
Cash Flows
The following table summarizes our cash flow for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	($ in thousands)
Cash Flows provided by (used in):
Operating Activities	(21,197)	(11,706)
Investing Activities	(3)	204
Financing Activities	23,583	52,369

Net increase (decrease) in cash and cash equivalents and short-term restricted bank deposits	2,383	40,867

Operating Activities
Net cash used in operating activities during the six months ended June 30, 2021 of $21.2 million was primarily attributable to our net loss of $20.4 million, adjusted for non-cash
expenses of $0.8 million.
Net cash used in operating activities during the six months ended June, 2020 of $11.7 million was primarily attributable to our net loss of $13.3 million, adjusted for non-cash
expenses of $1.6 million.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2021 of $3 thousand was primarily attributable to purchases of property and equipment.
Net cash provided in investing activities during the six months ended June 30, 2020 of $204 thousand was primarily attributable to purchases of property and equipment and investment in bank deposits.
Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2021 of $23.6 million, was primarily attributable to the Private Placement, net of issuance costs.
Net cash used in financing activities during the six months ended June 30, 2020 of $52.4 million, was primarily attributable to certain costs in connection with our IPO.
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
As of June 30, 2021, we had cash and cash equivalents and restricted bank deposits of $44.4 million. We expect that our existing cash and cash equivalents and short-term restricted bank deposits, will be sufficient to fund our operating expenses and capital expenditure requirements at least for the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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
Critical Accounting Policies
Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.
There have been no significant changes in our critical accounting policies as discussed in our Form
10-K,
except as described in Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form
10-Q.

Emerging Growth Company Status
The Jumpstart Our Business
Start-ups
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
and
15d-15(e)
under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The offer and sale of all of the shares in the offering was registered under the Securities Act pursuant to a Registration Statement on Form
S-1
(File
No. 333-236942),
as amended, filed in connection with our IPO, or the Registration Statement, which was declared effective by the SEC on May 7, 2020. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. The net proceeds of approximately $52.2 million have been invested in short- and intermediate-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. There has been no material change in the expected use of the net proceeds from our IPO as described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on May 11, 2020 in connection with the IPO.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation of Ayala Pharmaceuticals, Inc.	8-K	001-39279	3.1	5/12/2020

3.2	Amended and Restated Bylaws of Ayala Pharmaceuticals, Inc.	8-K	001-39279	3.2	5/12/2020

4.1	Form of Common Warrant.	8-K	001-39279	4.1	1/22/21

4.2	Form of Pre-Funded Warrant.	8-K	001-39279	4.2	1/22/21

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*	*

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYALA Pharmaceuticals, Inc.

Date: August 12, 2021	By:	/s/ Roni Mamluk
Roni Mamluk, Ph.D.
Chief Executive Officer
(principal executive officer)

Date: August 12, 2021	By:	/s/ Yossi Maimon
Yossi Maimon, CPA, M.B.A.
Chief Financial Officer
(principal financial and accounting officer)