Form 10-Q
period 2021-09-30
Ayala Pharmaceuticals, Inc.
filed 2021-11-15
CIK 1797336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number: 001-39279

AYALA PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3578375
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 1, 2021, the registrant had 13,935,254 shares of common stock, $0.01 par value per share, outstanding.

i

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

ii

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

AYALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30	December 31
	2021	2020
	(Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents	$40,840	$42,025
Short-term Restricted Bank Deposits	120	90
Trade Receivables	373	681
Prepaid Expenses and other Current Assets	2,991	1,444
Total Current Assets	44,324	44,240
LONG-TERM ASSETS:
Other Assets	$272	$305
Property and Equipment, Net	1,148	1,283
Total Long-Term Assets	1,420	1,588
Total Assets	$45,744	$45,828
LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Trade Payables	$2,888	$3,726
Other Accounts Payables	2,979	3,151
Total Current Liabilities	5,867	6,877
LONG TERM LIABILITIES:
Long-term Rent Liability	493	553
Total Long-Term Liabilities	$493	$553
STOCKHOLDERS’ STOCKHOLDERS’ EQUITY:
Common Stock of $0.01 par value per share; 200,000,000 shares authorized at September 30, 2021 and December 31, 2020; 13,685,554 and 12,824,463 shares issued at September 30, 2021 and, respectively December 31, 2020; 13,549,362 and 12,728,446 shares outstanding at September 30, 2021 and December 31, 2020, respectively	$135	$128
Additional Paid-in Capital	140,341	109,157
Accumulated Deficit	(101,092)	(70,887)
Total Stockholders’ Equity	39,384	38,398
Total Liabilities and Stockholders’ Equity	$45,744	$45,828

See accompanying notes to unaudited condensed consolidated financial statements.

AYALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share & per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues from licensing agreement	$625	$658	$2,360	$2,704
Cost of services	(625)	(658)	(2,360)	(2,704)
Gross profit	—	—	—	—
Operating expenses:
Research and development	7,368	5,421	22,414	15,616
General and administrative	2,198	1,862	7,037	4,719
Operating loss	(9,566)	(7,283)	(29,451)	(20,335)
Financial Income (Loss), net	(63)	(40)	(177)	(38)

Loss before income tax	(9,629)	(7,323)	(29,628)	(20,373)
Taxes on income	(167)	(115)	(577)	(375)
Net loss attributable to common stockholders	(9,796)	(7,438)	(30,205)	(20,748)
Net Loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(0.59)	$(2.14)	$(2.33)
Weighted average common shares outstanding, basic and diluted	14,483,629	12,664,485	14,130,993	8,894,182

See accompanying notes to unaudited condensed consolidated financial statements.

AYALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’

EQUITY

(Unaudited)

(In thousands, except share and per share amounts)

	Convertible Preferred Stock
					Receipt on
	Series A Preferred		Series B Preferred		Account of Series B				Additional		Total
	Stock		Stock		Preferred	Total	Common Stock		Paid-in	Accumulated	Stockholders’
	Number	Amount	Number	Amount	Stock	Amount	Number	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2019	3,679,778	23,823	3,750,674	29,550	—	53,373	4,998,874	51	1,770	(40,741)	(38,920)
Conversion of Preferred Stock	(3,679,778)	(23,823)	(3,750,674)	(29,550)	—	(53,373)	3,715,222	37	53,336	—	53,373
Share based compensation	—	—	—	—	—	—	12,750	*	1,095	—	1,095
Exercise of stock options	—	—	—	—	—	—	2,625	*	13		13
Issuance of Common Stock, Initial public offering net of issuance costs of $2,835	—	—	—	—	—	—	3,940,689	39	52,080	—	52,119
Net Loss	—	—	—	—	—	—	—	—	—	(20,748)	(20,748)
Balance as of September 30, 2020	—	—	—	—	—	—	12,670,160	127	108,294	(61,489)	46,932
Balance as of December 31, 2020	—	—	—	—	—	—	12,728,446	128	109,157	(70,887)	38,398
Issuance of shares and warrants, net of Issuance Cost of $1,665	—	—	—	—	—	—	333,333	3	23,319	—	23,322
Issuance of shares Net of Issuance costs of $337.							442,407	4	5,847		5,851
Share based compensation	—	—	—	—	—	—	36,990	*	1,964	—	1,964
Exercise of stock options	—	—	—	—	—	—	8,186	*	54	—	54
Net loss	—	—	—	—	—	—	—	—	—	(30,205)	(30,205)
Balance as of September 30, 2021	—	—	—	—	—	—	13,549,362	135	140,341	(101,092)	39,384
Balance as of June 30, 2020	—	—	—	—	—	—	12,660,841	127	107,879	(54,051)	53,955
Share based compensation	—	—	—	—	—	—	6,694	*	402	—	402
Exercise of stock options							2,625	*	13		13
Net Loss	—	—	—	—	—	—	—	—	—	(7,438)	(7,438)
Balance as of September 30, 2020	—	—	—	—	—	—	12,670,160	127	108,294	(61,489)	46,932
Balance as of June 30, 2021	—	—	—	—	—	—	13,092,925	131	133,925	(91,296)	42,760
Issuance of shares Net of Issuance costs of $337.							442,407	4	5,847		5,851
Exercise of stock options							2,186	*	24		24
Share based compensation	—	—	—	—	—	—	11,844	*	545	—	545
Net Loss	—	—	—	—	—	—	—	—	—	(9,796)	(9,796)
Balance as of September 30, 2021	—	—	—	—	—	—	13,549,362	135	140,341	(101,092)	39,384

*	Represents an amount lower than $1.

See accompanying notes to unaudited condensed financial statements.

AYALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(30,205)	$(20,748)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities:
Shared Based Compensation	$1,964	$1,095
Depreciation	140	138
(Increase) decrease in Prepaid Expenses and Other Assets	(1,546)	(1,914)
(Increase) decrease in Trade Receivables	308	(120)
Increase (decrease) in Trade Payable	(993)	226
Increase in Long Term Rent Liability	—	163
Increase (decrease) in other Accounts Payable	(232)	592
Net Cash used in Operating Activities	(30,564)	(20,568)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of long-term deposits	—	236
Purchase of Property and Equipment	(5)	(74)
Net Cash provided by (used in) Investing Activities	(5)	162
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Shares, net	6,007	52,654
Issuance of shares and warrants, Net	23,322	—
Exercise of Stock Options	54	13
Net Cash provided by Financing Activities	29,383	52,667
Increase in Cash and Cash Equivalents and Restricted Cash Equivalents	(1,186)	32,261
Cash and Cash Equivalents and Restricted Cash Equivalents at Beginning of the period	42,370	16,808
Cash and Cash Equivalents and Restricted Cash Equivalents at End of the period	$41,184	$49,069
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Non-cash deferred issuance costs	$156	$250
Amortization of deferred rent liability	$60	$—
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Tax Paid in Cash, net of refunds	$128	$92

Reconciliation of cash, cash equivalents and restricted bank deposits

	September 30,	September 30,
	2021	2020
Cash and Cash Equivalents	$40,840	$48,749
Restricted Bank Deposits	120	84
Restricted Bank Deposits in Other Assets	224	236
Cash and Cash Equivalents and Restricted Bank Deposits at End of the Period	$41,184	$49,069

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

d) The Company has a wholly-owned Israeli subsidiary, Ayala-Oncology Israel Ltd. (the “Subsidiary”), which was incorporated in November 2017.

e) Since inception, the Company has devoted its primary efforts to raising capital and research and development activities and has incurred significant operating losses and negative cash flows from operations. From its inception through September 30, 2021, all of the Company’s financial support has been provided primarily from the sale of its convertible preferred and common stock.

The Company previously identified conditions and events that raise substantial doubt about its ability to continue as a going concern. As a result of the completion of the Company’s initial public offering (“IPO”) in May 2020 and the Private Placement in February 2021, the Company believes that its cash, cash equivalents and short-term restricted bank deposits as of September 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements at least for the next 12 months. The Company has based this estimated on assumptions that may prove to be wrong, and it may use its available capital resources sooner than it currently expects. Future additional funding may not be available on terms available to the Company or at all. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects.

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

AYALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES (continued):

In June 2021, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC, as the Company’s sales agent (the “Agent”). Pursuant to the terms of the Sales Agreement, the Company may from time to time issue and sell through the Agent shares of its common stock, par value $0.001 per share (the “Common Stock”), having an aggregate offering price of up to $200.0 million (the “ATM Shares”). Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for the Company’s common stock. Pursuant to the Sales Agreement, during the nine months ended September 30, 2021, the Company sold a total of 442,407 shares of common stock for total gross proceeds of approximately $6.2 million.

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

Net Loss per Share

Basic and diluted loss per share (“LPS”) are computed by dividing net loss by the weighted average number of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), outstanding for each period and the weighted average number of warrants to purchase common stock with $0.01 purchase price.

The calculation of basic and diluted LPS includes 1,333,333 and 1,091,358 weighted average warrants with an exercise price of $0.01 for the three and nine months ended September 30, 2021, respectively.

The calculation of diluted LPS does not include 913,194 options outstanding to purchase common stock with anti-dilutive effect for the three and nine months ended September 30, 2021.

The calculation of diluted LPS does not include 3,679,778 shares of Series A Preferred Stock, and 3,750,674 shares of Series B Preferred Stock and 745,861 options outstanding to purchase common stock with anti-dilutive effect for the three and nine months ended September 30, 2020.

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

In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes from GAAP the liability and equity separation model for convertible instruments with a cash conversion feature and a beneficial conversion feature, and as a result, after adoption, entities will no longer separately present in equity an embedded conversion feature for such debt. Similarly, the embedded conversion feature will no longer be amortized into income as interest expense over the life of the instrument. Instead, entities will account for a convertible debt instrument wholly as debt unless (1) a convertible instrument contains features that require bifurcation as a derivative under ASC Topic 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. Additionally, ASU 2020-06 requires the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share (EPS). ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, with early adoption permitted for fiscal years beginning after December 15, 2021 and can be adopted on either a fully retrospective or modified retrospective basis. The Company is currently evaluating the effect that ASU 2020-06 will have on its condensed consolidated financial statements and related disclosures

AYALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2—REVENUES

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

Revenue associated with the research and development services in the amount of approximately $0.6 million and $2.4 million were recognized in the three and nine months ended September 30, 2021, respectively.

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

AYALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3—TAX

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. As of September 30, 2021, and 2020, the Company has recorded an uncertain tax position liability exclusive of interest and penalties of $904 thousand and $581 thousand respectively which was classified as other long-term liabilities. As of September 30, 2021, and 2020, the Company accrued interest related to uncertain tax positions of $46 thousand and $13 thousand, respectively. These uncertain tax positions would impact the Company’s effective tax rate, if recognized. A reconciliation of the Company’s unrecognized tax benefits is below:

	Nine months	Three months
	ended	ended
	September 30,	September 30,
	2021	2021
	(in thousands)
Uncertain tax position at the beginning of the period	$581	$911
Additions for uncertain tax position of prior years (foreign exchange and interest)	26	7
Additions for tax positions of current year	297	(14)
Uncertain tax position at the end of the period	$904	$904

The Company files U.S. federal, various U.S. state and Israeli income tax returns. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. In the United States and Israel, the 2017 and subsequent tax years remain subject to examination by the applicable taxing authorities as of September 30, 2021.

NOTE 4—COMMITMENTS AND CONTINGENT

Liabilities Lease

In January 2019, the Company signed a new lease agreement. The term of the lease is for 63 months and includes an option to extend the lease for an additional 60 months. As part of the agreement, the lessor also provided the Company with finance in in the amount of approximately $0.5 million paid in arrears for of leasehold improvements. The financing was recorded as a Long-Term Rent Liability. The minimum rental payments under operating leases as of September 30, 2021, are as follows (in thousands):

Year ended December 31,
2021	91
2022	362
2023	362
2024	121
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

AYALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4—COMMITMENTS AND CONTINGENT (continued):

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

AYALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4—COMMITMENTS AND CONTINGENT (continued):

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

NOTE 5—SUBSEQUENT EVENTS

Pursuant to the Sales Agreement, in October 2021, the Company sold a total of 249,700 shares of common stock for total gross proceeds of approximately $3.0 million, $2.9 million net of issuance costs.

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

We are currently conducting our ongoing Phase 2 ACCURACY trial for the treatment of recurrent/metastatic adenoid cystic carcinoma, or R/M ACC, in subjects with progressive disease and Notch-activating mutations. If approved, we believe that AL101 has the potential to be the first therapy approved by the U.S. Food and Drug Administration, or FDA, for patients with R/M ACC and address the unmet medical need of these patients. AL101 was granted Orphan Drug Designation in May 2019 for the treatment of adenoid cystic carcinoma, or ACC, and fast track designation in February 2020 for the treatment of R/M ACC. In the second quarter of 2020, we commenced dosing of patients in our ACCURACY trial for the treatment of R/M ACC with Notch-activating mutations at the higher dose of 6mg. We plan to report additional data from this trial in 2022.

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

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were $30.2 million and $20.7 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $101.1 million. We anticipate that our expenses will increase significantly as we:

●	advance our Phase 2 TENACITY trial of AL101 for the treatment of R/M TNBC;

●	advance our Phase 2/3 RINGSIDE pivotal trial of AL102 for the treatment of desmoid tumors;

●	initiate or commence a clinical trial for the treatment of relapsed/refractory T-cell acute lymphoblastic leukemia, or R/R T-ALL, or obtain and conduct clinical trials for any other product candidates;

●	assuming successful completion of our Phase 2 ACCURACY trial of AL101 for the treatment of R/M ACC, may be required by the FDA to complete Phase 3 clinical trials to support submission of a New Drug Application, or NDA, of AL101 for the treatment of R/M ACC;

●	establish a sales, marketing and distribution infrastructure to commercialize AL101 and/or AL102, if approved, and for any other product candidates for which we may obtain marketing approval;

●	collaborate with leading diagnostic companies to develop diagnostic tests for identifying patients with Notch-activating mutations;

●	maintain, expand, protect and enforce our intellectual property portfolio;

●	hire additional staff, including clinical, scientific, technical, regulatory, operational, financial, commercial and other personnel, to execute our business plan; and

●	add clinical, scientific, operational, financial and management information systems and personnel to support our product development and potential future commercialization efforts, and to enable us to operate as a public company.

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

As of September 30, 2021, we had cash and cash equivalents and restricted bank deposits totaling $41.2 million. We believe that our cash and cash equivalents, and short-term restricted bank deposits will be sufficient to fund our operating expenses and capital expenditure requirements at least for the next 12 months. We have based these estimates on assumptions that may prove to be imprecise or incorrect, and we may use our available capital resources sooner than we currently expect. See “— Liquidity and Capital Resources.” Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates, the development of our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of capital outlays and operating expenses required for completing the research and development of our product candidates.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2021, and 2020

The following table summarizes our results of operations for the three and nine months ended September 30, 2021 and 2020

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(in thousands except share and per share data)
Revenues from licensing agreement	$625	$658	$2,360	$2,704
Cost of services	(625)	(658)	(2,360)	(2,704)
Gross profit	—	—	—	—
Operating expenses:
Research and development	7,368	5,421	22,414	15,616
General and administrative	2,198	1,862	7,037	4,719

Operating loss	(9,566)	(7,283)	(29,451)	(20,335)
Financial Income (loss), net	(63)	(40)	(177)	(38)

Loss before income tax	(9,629)	(7,323)	(29,628)	(20,373)
Taxes on income	(167)	(115)	(577)	(375)

Net loss attributable to common stockholders	(9,696)	(7,438)	(30,205)	(20,748)
Net Loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(0.59)	$(2.14)	$(2.33)
Weighted average common shares outstanding, basic and diluted	14,483,629	12,664,485	14,130,993	8,894,182

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

For the three months ended September 30, 2021 and 2020, we recognized $0.6 million and $0.7 million in revenue, respectively. For the nine months ended September 30, 2021 and 2020, we recognized $2.4 and $ 2.7 million in revenue, respectively, as a result of the Novartis Agreement. Refer to Note 2 to our unaudited condensed consolidated financial statements for information regarding our recognition of revenue under the Novartis Agreement.

Research and Development

Research and development expenses consist primarily of costs incurred for our research activities, including the development of and pursuit of regulatory approval of our lead product candidates, AL101 and AL102, which include:

●	employee-related expenses, including salaries, benefits and stock-based compensation expense for personnel engaged in research and development functions;

●	expenses incurred in connection with the preclinical and clinical development of our product candidates, including under agreements with CROs, investigative sites and consultants;

●	costs of manufacturing our product candidates for use in our preclinical studies and clinical trials, as well as manufacturers that provide components of our product candidates for use in our preclinical and current and potential future clinical trials;

●	costs associated with our bioinformatics platform;

●	consulting and professional fees related to research and development activities;

●	costs related to compliance with clinical regulatory requirements; and

●	Facility costs and other allocated expenses, which include expenses for rent and maintenance of our facility, utilities, depreciation and other supplies.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2021	2020	Change	Change	2021	2020	Change	Change
				($ in thousands)
Research and Development	7,368	5,421	1,947	36%	22,414	15,616	6,798	44%

Research and development expenses were $7.4 million for the three months ended September 30, 2021 compared to $5.4 million for the three months ended September 30, 2020, an increase of $2.0 million. Research and development expenses were $22.4 million for the nine months ended September 30, 2021 compared to $15.6 million for the nine months ended September 30, 2020, an increase of $6.8 million. This increase was primarily driven by additional costs in connection with the advancement of the clinical trials for the treatment of desmoid tumors and TNBC.

The following table summarizes our research and development expenses by product candidate or development program for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Program-Specific Costs:
AL 101
ACC	3,415	3,477	11,351	10,938
TNBC	1,966	1,922	5,926	3,898
General Expenses	693	22	1,496	780
AL 102
General Expenses	8	—	32	—
Desmoid	1,286	—	3,609	—
Total Research and Development Expenses	$7,368	$5,421	$22,414	$15,616

We expect our research and development expenses to increase for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

General and Administrative Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
			$	%			$	%
	2021	2020	Change	Change	2021	2020	Change	Change
				($ in thousands)
General and Administrative	2,198	1,862	336	18%	7,037	4,719	2,318	49%

General and administrative expenses were $2.2 million for the three months ended September 30, 2021 compared to $1.9 million for the three months ended September 30, 2020, an increase of $0.3 General and administrative expenses were $7.0 million for the nine months ended September 30, 2021 compared to $4.7 million for the nine months ended September 30, 2020, an increase of $2.3 million. This increase was primarily due to higher expenses in connection with becoming a public company, including officer and director insurance.

Financial Loss, net

Financial loss, net was $63 thousand for the three months ended September 30, 2021 compared to the financial loss, net of $40 thousand for the three months ended September 30, 2020. Financial loss, net was $177 thousand for the nine months ended September 30, 2021 compared to the financial loss, net of $38 thousand for the same period in 2020.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $30.2 million and $20.7 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $101.1 million.

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

In June 2021, we entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $200.0 million in “at-the-market” offerings, under our Registration Statement on Form S-3 (File No. 333-256792) filed with the SEC on June 4, 2021 (the “ATM”). Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for our common stock. Pursuant to the Sales Agreement, during the nine months ended September 30, 2021, the Company sold a total of 442,407 shares of common stock for total gross proceeds of approximately $6.2 million. Additionally, in October 2021, the Company sold a total of 249,700 shares of common stock for total gross proceeds of approximately $3.0 million.

As of September 30, 2021, we had cash and cash equivalents and restricted bank deposits of $41.2 million.

Cash Flows

The following table summarizes our cash flow for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	($ in thousands)
Cash Flows provided by (used in):
Operating Activities	(30,564)	(20,568)
Investing Activities	(5)	162
Financing Activities	29,383	52,667
Net increase (decrease) in cash and cash equivalents and short-term restricted bank deposits	(1,186)	32,261

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2021 of $30.6 million was primarily attributable to our net loss of $30.2 million, which was further increased due to increase in prepaid expenses of $1.5 million and decrease of $1.0 million in trade payables and partially off set by share based compensation of $2.0 million.

Net cash used in operating activities during the nine months ended September, 2020 of $20.6 million was primarily attributable to our net loss of $20.7 million, which was further increased due to increase in prepaid expenses of $1.9 million and decrease of $0.6 million in other accounts payables and partially off set by share based compensation of $1.0 million .

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2021 of $5 thousand was due to purchases of property and equipment.

Net cash provided by investing activities during the nine months ended September 30, 2020 of $162 thousand was primarily attributable to maturing of bank deposits.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021 of $29.4 million, was primarily attributable to the Private Placement, net of issuance costs, and sales pursuant to the ATM.

Net cash provided by financing activities during the nine months ended September 30, 2020 of $52.7 million, was primarily attributable to certain costs in connection with our IPO.

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

As of September 30, 2021, we had cash and cash equivalents and restricted cash equivalents of $41.2 million. We expect that our existing cash and cash equivalents and short-term restricted bank deposits, will be sufficient to fund our operating expenses and capital expenditure requirements at least for the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

●	the costs of conducting future clinical trials of AL101 and AL102;

●	the cost of manufacturing additional material for future clinical trials of AL101 and AL102; 20

●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop or acquire, if any;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the achievement of milestones or occurrence of other developments that trigger payments under any current or future license, collaboration or other agreements;

●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining, protecting and enforcing our intellectual property rights and defending intellectual property-related claims;

●	the severity, duration and impact of the COVID-19 pandemic, which may adversely impact our business and clinical trials;

●	our headcount growth and associated costs as we expand our business operations and our research and development activities; and

●	the costs of operating as a public company.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation of Ayala Pharmaceuticals, Inc.	8-K	001-39279	3.1	5/12/2020
3.2	Amended and Restated Bylaws of Ayala Pharmaceuticals, Inc.	8-K	001-39279	3.2	5/12/2020
4.1	Form of Common Warrant.	8-K	001-39279	4.1	1/22/21
4.2	Form of Pre-Funded Warrant.	8-K	001-39279	4.2	1/22/21
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C.Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYALA Pharmaceuticals, Inc.

Date: November 15, 2021	By:	/s/ Roni Mamluk
Roni Mamluk, Ph.D.
Chief Executive Officer
(principal executive officer)

Date: November 15, 2021	By:	/s/ Yossi Maimon
Yossi Maimon, CPA, M.B.A.
Chief Financial Officer
(principal financial and accounting officer)