Form 10-K
period 2021-12-31
Ayala Pharmaceuticals, Inc.
filed 2022-03-28
CIK 1797336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2021 was approximately $46.0 million.

The number of shares of Registrant’s Common Stock outstanding as of March 15, 2022 was 14,080,383.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, relating to its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report, including without limitation statements relating to our development of AL101 and AL102, our ability to continue as a going concern, our future capital needs and our need to raise additional funds, the promise and potential impact of our preclinical or clinical trial data, the timing of and plans to initiate additional clinical trials of AL101 and AL102, the timing and results of any clinical trials or readouts, and the anticipated impact of COVID-19 on our business, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements are identified by these terms or expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Annual Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our ordinary shares. The principal risks and uncertainties affecting our business include the following:

●	We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability;

●	We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of AL101 and AL102;

●	Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern;

●	We have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability;

●	We are heavily dependent on the success of AL101 and AL102, our most advanced product candidates, which are still under clinical development, and if either AL101 or AL102 does not receive regulatory approval or is not successfully commercialized, our business may be harmed;

●	Due to our limited resources and access to capital, we must prioritize development of certain programs and product candidates; these decisions may prove to be wrong and may adversely affect our business;

●	The outbreak of COVID-19, may adversely affect our business, including our clinical trials;

●	Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations;

●	Our product candidates are designed for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop product candidates is novel and may never lead to marketable products;

●	We were not involved in the early development of our lead product candidates; therefore, we are dependent on third parties having accurately generated, collected and interpreted data from certain preclinical studies and clinical trials for our product candidates;

●	Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control;

●	If we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of our product candidates may be delayed and our business will be harmed.

●	Our product candidates may cause serious adverse events or undesirable side effects, which may delay or prevent marketing approval, or, if approved, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales;

●	The market opportunities for AL101 and AL102, if approved, may be smaller than we anticipate;

●	We may not be successful in developing, or collaborating with others to develop, diagnostic tests to identify patients with Notch-activating mutations;

●	We have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates;

●	Even if we obtain approval from the U.S. Food and Drug Administration, or FDA, for our product candidates in the United States, we may never obtain approval for or commercialize them in any other jurisdiction, which would limit our ability to realize their full market potential;

●	We have been granted Orphan Drug Designation for AL101 for the treatment of ACC and may seek Orphan Drug Designation for other indications or product candidates, and we may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity, and may not receive Orphan Drug Designation for other indications or for our other product candidates.

●	Although we have received fast track designation for AL101, and may seek fast track designation for our other product candidates, such designations may not actually lead to a faster development timeline, regulatory review or approval process.

●	We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively;

●	We are dependent on a small number of suppliers for some of the materials used to manufacture our product candidates, and on one company for the manufacture of the active pharmaceutical ingredient for each of our product candidates;

●	Our existing collaboration with Novartis is, and any future collaborations will be, important to our business. If we are unable to maintain our existing collaboration or enter into new collaborations, or if these collaborations are not successful, our business could be adversely affected;

●	Enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates, if approved, and may affect the prices we may set;

●	If we are unable to obtain, maintain, protect and enforce patent and other intellectual property protection for our technology and products or if the scope of the patent or other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and we may not be able to compete effectively in our markets;

●	We may engage in acquisitions or in-licensing transactions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources; and

●	Risks related to our operations in Israel could materially adversely impact our business, financial condition and results of operations.

PART I

Item 1. Business.

Overview

We are a clinical-stage oncology company focused on developing and commercializing small molecule therapeutics for patients suffering from rare and aggressive cancers. Our differentiated development approach is predicated on identifying and addressing tumorigenic drivers of cancer, through a combination of our bioinformatics platform and next-generation sequencing to deliver targeted therapies to underserved patient populations. Our current portfolio of product candidates, AL101 and AL102, targets the aberrant activation of the Notch pathway using gamma secretase inhibitors. Gamma secretase is the enzyme responsible for Notch activation and, when inhibited, turns off the Notch pathway activation. Aberrant activation of the Notch pathway has long been implicated in multiple solid tumor and hematological cancers and has often been associated with more aggressive cancers. In cancers, Notch is known to serve as a critical facilitator in processes such as cellular proliferation, survival, migration, invasion, drug resistance and metastatic spread, all of which contribute to a poorer patient prognosis. AL101 and AL102 are designed to address the underlying key drivers of tumor growth, and our initial Phase 2 clinical data of AL101 suggest that our approach may address shortcomings of existing treatment options. We believe that our novel product candidates, if approved, have the potential to transform treatment outcomes for patients suffering from rare and aggressive cancers.

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

AL102, is being developed as oral GSI for the treatment of desmoid tumors, for which the FDA has agreed, based on data from AL101 and AL102 Phase 1 studies including durable responses observed in patients with desmoid tumors, to proceed with a Phase 2/3 pivotal study, which can potentially be used as a registrational study.

mid-2022 with part B of the study to commence immediately thereafter. Part B of the study will be a double-blind placebo-controlled study enrolling up to 156 patients with progressive disease, randomized between AL102 or placebo. The study’s primary endpoint will be progression free survival, or PFS with secondary endpoints including ORR, duration of response, or DOR and patient reported Quality of Life, or QOL measures.

Desmoid tumors are rare, disfiguring and often debilitating types of soft tissue tumors. Desmoid tumors have an annual incidence of approximately 1,700 patients in the United States. There are currently no therapies approved by the U.S. Food and Drug Administration or FDA for patients with desmoid tumors. Given the slowly progressive nature of the disease, we believe these patients will be best served by an oral therapy. BMS conducted a Phase 1 study of AL102 in 36 subjects with heavily pretreated unselected solid tumors. While this Phase 1 study did not report statistically significant overall results, the study included one subject with desmoid tumors who was observed to have SD for over six months. In a separate Phase 1 study of AL101, three Desmoid subjects were included, and two of these subjects had partial responses and have continued treatment in a post-trial expanded access protocol, and both maintained their responses, and one subject had stable disease. These results were published in Current Oncology in September 2021. We believe that GSIs have the potential to treat patients with desmoid tumors based on the data we have obtained to date.

The pivotal Phase 2/3 RINGSIDE trial is designed to evaluate the efficacy, safety and tolerability of AL102 in adult and adolescent patients with desmoid tumors. Part A of the study is an open-label and completed the enrollment of 36 patients with progressive desmoid tumors in three study arms across three doses of AL102: 1.2 mg daily, or QD, 2 mg twice weekly, or QIW, and 4 mg twice weekly, or QIW with initial follow up of safety, tolerability and tumor volume by MRI after 16 weeks in order to determine the optimal dose. At the end of Part A, all patients will be eligible to enroll into an open label extension study at the selected dose where long-term efficacy and safety will be monitored. The effect on absorption of AL102 is also being evaluated in Part A.

We are also developing AL102 for the treatment of other rare indications including T-ALL, an aggressive, rare form of T-cell specific leukemia. T-ALL has an annual incidence of approximately 1,200 patients in the United States, of which an estimated 400 patients, including pediatric patients, present for the treatment of relapsed/refractory, or R/R, T-ALL. Approximately 65% of all R/R T-ALL patients have Notch-activating mutations. In addition, there is an incremental subset of patients with Notch pathway activation who do not bear Notch-activating mutations. R/R T-ALL is characterized by chemotherapy resistance, induction failure and tendency for early relapse, as 55% of adult patients and 20% of pediatric patients will relapse following first-line therapy. In the Phase 1 study of AL101, which included 26 unselected, heavily pretreated evaluable T-ALL subjects treated with 4 mg or 6 mg dose levels, a CR was observed in two T-ALL subjects and a PR was observed in one T-ALL subject. Of the three T-ALL subjects who displayed a response, two had a confirmed Notch-activating mutation. Based on these findings and supporting data from our preclinical studies, we intend to commence a Phase 2 clinical trial of AL102 for the treatment of R/R T-ALL in the second half of 2022, subject to the impact of COVID-19 on our business.

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

We are currently conducting our ongoing Phase 2 ACCURACY trial for the treatment of R/M ACC in subjects with progressive disease and Notch-activating mutations. Our interim data for the 4mg cohort of the ACCURACY trial are as of July 30, 2020, and include safety data from 45 subjects and efficacy data from 40 subjects as of the date of the first radiographic scan, AL101, which was generally well tolerated with manageable side effects, showed a 68% disease control rate (total subjects who displayed either a response or stable disease), with an unconfirmed 15% ORR. A confirmed response is a response observed in two or more scans, an unconfirmed response that may potentially be confirmed is a response observed in only one scan for a patient who remains on trial and an unconfirmed response that will remain unconfirmed is a response observed in only one scan for a patient who has left the trial. This unconfirmed 15% ORR included no CRs and six PRs (three confirmed PRs and three unconfirmed PRs that will remain unconfirmed) and 53% of subjects displaying stable disease, or SD.

Interim data from the 6mg cohort as of July 9, 2021, including safety data from 42 subjects and efficacy data from 33 subjects as of the date of the first radiographic scan, showed that AL101, has been generally well tolerated with manageable side effects, and has demonstrated a 69.7% disease control rate, with an unconfirmed 9.1% ORR. This unconfirmed 9.1% ORR included no CRs and 3 PRs (two confirmed PRs and one unconfirmed PRs that will remain unconfirmed) and 60.6% of subjects displaying SD.

If approved, we believe that AL101 has the potential to become the first FDA-approved therapy for patients with R/M ACC and to address the unmet medical need of these patients. AL101 was granted Orphan Drug Designation for the treatment of ACC in May 2019 and fast track designation in February 2020 for the treatment of R/M ACC. In the second quarter of 2020, we commenced dosing of patients in our ACCURACY trial for the treatment of R/M ACC with Notch-activating mutations at the higher dose of 6 mg. We reported initial data from this trial in 2021 and plan to report additional data from this trial in the second half of 2022.

As part of our efforts to focus our resources on the more advanced programs and studies including the RINGSIDE study in desmoid tumors and the ACCURACY study for ACC, we elected to discontinue the TENACITY trial, which was evaluating AL101 as a monotherapy in an open-label Phase 2 clinical trial for the treatment of patients with Notch-activated R/M triple negative breast cancer, or TNBC.

Our product candidates have been or are being evaluated in clinical trials at leading oncology centers across the United States, including MD Anderson Cancer Center, Memorial Sloan Kettering Cancer Center and Massachusetts General Hospital, and in centers in Canada, Israel and Europe.

The following chart summarizes our current portfolio of product candidates:

Late-Stage Pipeline Provides Multiple Opportunities for Value Creation

Indication	Product	Preclinical	Phase 1	Phase 2	Phase 3	Commercial Rights	Upcoming Milestones[1]
Desmoid	AL102	RINGSIDE				ayala pharmaceuticals	Initial data from Part A of Phase 2/3 trial mid-2022
R/M ACC	AL101	ACCURACY				ayala pharmaceuticals	Additional data to be presented H2-2022
R/R MM	AL102 combo with Anti-BCMA					NOVARTIS [2]	Initial clinical data (NVS to report)
R/R T-ALL	AL102					ayala pharmaceuticals	Initiate a Phase 2 trial H2-2022

1 Anticipated clinical milestones are subject to the impact of COVID-19 on our business
2 If Novartis exercises its option to license AL102 for the treatment of MM we will be entitled to receive from Novartis an exercise fee and certain development, regulatory and commercial milestone payments as well as tiered royalties on net sales of licensed products

R/M ACC = Recurring / Metastatic Adenoid Cystic Carcinoma; R/R T-ALL = Relapsed / Refractory T-cell Acute Lymphoblastic Leukemia; R/R MM = Relapsed / Refractory Multiple Myeloma; BCMA = B-cell Maturation Antigen ayala pharmaceuticals
Confidential | 1

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

Our Strategy

Our goal is to develop and commercialize therapies that improve treatment outcomes for patients with aggressive cancers. The key elements of our strategy are:

●	Rapidly advance the clinical development of AL102 for the treatment of desmoid tumors. We are currently conducting our pivotal Phase 2/3 RINGSIDE study, which could potentially be used as a registrational study, and where we have completed enrollment for Part A, evaluating AL102 for the treatment of desmoid tumors. There are currently no FDA-approved therapies for patients with desmoid tumors. We also intend to evaluate other indications in which we believe AL102 could potentially deliver substantial benefits to patients.

●	Rapidly advance the clinical development of AL101 for the treatment of R/M ACC. We are currently conducting our Phase 2 ACCURACY trial of AL101 for the treatment of R/M ACC. Our interim data from both the 4mg and 6mg dosing groups of our clinical trial showed encouraging initial signs of activity. We expect to report further results from this trial in a medical conference in the second half of 2022. AL101 was granted Orphan Drug Designation in May 2019 for the treatment of ACC and fast track designation in February 2020 for the treatment of R/M ACC. If approved, we believe that AL101 has the potential to become the first FDA-approved therapy for patients with R/M ACC. We may also seek regulatory approval of AL101 for the treatment of R/M ACC selectively in other territories.

●	Advance the clinical development of AL102 for the treatment of R/R T-ALL. We are developing AL102 in additional indications with a high unmet medical need and in which Notch-activating mutations are known to be a tumorigenic driver, such as T-ALL and potentially in other hematological cancers. We intend to commence Phase 2 clinical trials of AL102 for the treatment of R/R T-ALL in the second half of 2022, subject to the impact of COVID-19 on our business. We also intend to evaluate other indications in which we believe AL102 could potentially deliver substantial benefits to patients.

●	Collaborate with select diagnostic developers to identify and expand our addressable patient population. Consistent with our targeted approach to oncology, our development strategy is based on using companion diagnostics to identify and expand patient populations with Notch-activating mutations. Commercially available diagnostic tests are limited in their ability to test for all potential Notch-activating mutations. To address this, we have entered into a collaboration agreement with Tempus to use their assay to assist in patient selection in our clinical trials, and that is designed to detect across all four Notch genes and a wider range of Notch gene rearrangements than what is possible with commercially available diagnostic tests today.

●	Commercialize our product candidates, if approved, to address the unmet medical need of underserved patient populations with rare and aggressive cancers. We intend to commercialize our product candidates, if approved, by building our own specialized sales and marketing organization initially in the United States. We believe our target market can be addressed by a small number of dedicated marketing and medical sales specialists covering specialized oncologists treating the target patient population. We may also selectively pursue strategic collaborations with third parties to maximize the commercial potential of our product candidates, if approved.

●	Evaluate strategic collaborations to maximize the potential of our portfolio. We are continuously evaluating opportunities to expand our portfolio of product candidates through in-licensing, acquisition and other collaboration opportunities to jointly develop product candidates and maximize the value of our company. We have already established a collaboration with Novartis to develop AL102 in combination with Novartis’ BCMA-targeting therapies for the treatment of MM and intend to assess other collaboration opportunities by leveraging our novel GSI technology.

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

Our bioinformatics platform includes:

●	Our Ayala Cancer Omics Research Database, or ACORD, which is used to collate NGS data and integrate Notch-activating mutations from approximately 250,000 patients with over 400 different forms of cancer and harbors approximately 27,000 unique Notch alterations. We continue to expand ACORD by gaining access to additional sources of NGS data and scientific literature. We believe that we possess the largest database of Notch-activating mutations.

●	Open source and proprietary algorithms integrated into a dedicated software platform, resulting in over 20 specialized data processing pipelines. These algorithms transform DNA and RNA sequences into searchable parameters, including which cancers harbor potential Notch-activating mutations. A systems biology approach is then applied to explore pathways involved in drug resistance and inform the design of our future clinical trial designs and to consider potential treatment combinations and responses to GSI.

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

Effect on Tumor Growth in T-ALL Mouse Model

Tumor volume data are Mean ± SEM for 7-8 mice per treatment arm.

(1)	Crenigacestat is being developed by Celgene Corporation, which was acquired by BMS.

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

The FDA has agreed, based on data from AL101 and AL102 studies including durable responses observed in patients with Desmoid tumors, to proceed with a Phase 2/3 pivotal study which can potentially be used as a registrational study. We recently completed enrollment in Part A and expect to report interim data by mid -2022, with Part B expected to commence immediately thereafter.

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

Clinical Evidence of GSI Activity in Desmoid Tumors

Based on data from multiple clinical evaluations, including data from three patients with desmoid tumors evaluated in a Phase 1 study of AL101 conducted by BMS, we believe that GSIs have the potential to address the shortcomings associated with existing treatment options for patients with desmoid tumors. In the Phase 1 study of AL101, PRs were observed in two subjects with desmoid tumors and SD was observed in another subject with desmoid tumors. In addition, three subjects, including two subjects from the Phase 1 study of AL101, entered into an expanded access program. Two case studies of adult patients with desmoid tumors treated with AL101 were published in Current Oncology.

The data included in the case studies were based on earlier Phase 1 results and compassionate use of AL101 in desmoid tumors. Both patients evaluated in these case studies, Case One and Case Two, presented with substantial tumor burden and symptomatic and life-threatening disease due to disease bulk and location. Both patients achieved long-lasting PRs with AL101 treatment with a maximum decrease in tumor size from baseline of 41% after approximately 1 year (55 weeks) of treatment in Case One, and a maximum decrease in tumor size from baseline of 60% after about 1.6 years (82 weeks) of treatment in Case Two. With continued monitoring, one patient was able to discontinue AL101 after 4.6 years of treatment, while maintaining a PR, and the other patient has maintained a PR at a reduced AL101 dose.

Below are scans from a patient who achieved a partial response and following the end of the BMS study opted to continue into an expanded access program

Phase 2/3 Pivotal Study of AL102

We are currently conducting our Phase 2/3 RINGSIDE pivotal study, which could potentially be used as a registrational trial, in adult and adolescent patients with desmoid tumors. The study’s primary endpoint is progression free survival with secondary endpoints including, objective response rate, duration of response and patient reported Quality of Life measures. Part A of the study completed enrollment of 42 patients with progressive desmoid tumors in three study arms across three doses of AL102: 1.2 mg daily, 2 mg twice weekly, and 4 mg twice weekly with initial follow up to evaluate safety, tolerability and tumor volume by MRI after 16 weeks in order to determine the optimal dose. At the end of Part A, all patients will be eligible to enroll into an open label extension study at the selected dose where long-term efficacy and safety will be monitored. Part B of the study will start immediately after dose selection from Part A and will be a double-blind placebo-controlled study enrolling up to 156 patients with progressive disease, randomized between AL102 or placebo. We expect to report initial interim data read-out from Part A and dose selection around mid-2022, with Part B of the study to commence immediately thereafter.

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

Novartis has initiated a Phase 1 study with its bi-specific anti-BCMA agent, and is responsible for the conduct and expenses of any trials of AL102 in combination with their BCMA-targeting agents.  The first patient was dosed with AL102 in combination with Novartis’ BCMA targeting agent in April 2021. We believe that the clinical activity of BCMA-targeting agents may also be enhanced in clinical trials when used in combination with a GSI such as AL102.

Al102 for the Treatment of T-cell Acute Lymphoblastic Leukemia

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

Our Proposed Solution for R/R T-ALL: AL102

We are developing AL102 for the treatment of R/R T-ALL to address the lack of effective treatment options for these patients. In the Phase 1 study of AL101, which included 26 unselected, heavily pretreated T-ALL evaluable subjects treated at 4 mg or 6 mg dose levels, CRs were observed in two subjects and a PR was observed in one subject. Of the three subjects who displayed a response, two had a confirmed Notch-activating mutation. Based on these findings and preclinical studies, we intend to commence a Phase 2 clinical trial of AL102 for the treatment of R/R T-ALL in the second half of 2022, subject to the impact of COVID-19 on our business.

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

Part 1 of the trial dosed 45 subjects at 4 mg of AL101 IV once weekly. Stage 2 of the trial dosed additional 42 subjects at 6 mg of AL101 IV once weekly.

Ongoing Phase 2 ACCURACY Trial Interim Clinical Data – 4mg:

Our interim data from the 4 mg dosing group of our Phase 2 ACCURACY trial as of July 30, 2020 showed early signs of clinical activity. As of July 30, 2020, 40 subjects were evaluable for a response using RECIST 1.1. No CRs were observed, three confirmed and three unconfirmed PRs (which will remain unconfirmed) were observed in six subjects, and SD was observed in 21 subjects, yielding a 68% disease control rate among the evaluable subjects. All six subjects with either confirmed or unconfirmed PRs had received prior radiation therapy and four subjects had received prior systemic chemotherapy.

The best objective responses observed in the 4mg cohort of our Phase 2 ACCURACY trial, as determined by the investigator and measured by RECIST 1.1, are shown in the following graph, by individual subject. The dotted lines under the x-axis represent cutoffs for PR, defined as a 30% or greater reduction in the sum of the longest diameters of target lesions for RECIST 1.1 or, for bone-only disease patients, a 50% or greater reduction in lesion size for the MD Anderson modified bone response criteria. Progressive disease is defined as a 20% or greater increase in the sum of the longest diameters. Stable disease is reflected between the dotted lines at 20% and -30%.

Best Objective Responses by Investigator Review (n=40)a

Data as of data collection cutoff date of July 30, 2020.

B = bone-only disease.

NE = Not Evaluable for Response.

*	Confirmed responses.

a)	Includes efficacy-evaluable subjects only. #24 not included because the patient withdrew consent; #37 not included because died before disease assessment.

b)	Subject #3, with bone-only disease, had an unconfirmed PR at week 32 by the investigator per modified MDA Bone Response Criteria.

c)	Subject #15 had an unconfirmed PR at week 8.

d)	Subject #2 had an unconfirmed PR at week 16.

e)	These subjects had clinical PD.

f)	Subject #4, with bone-only disease, had SD at week 16 by the investigator per modified MDA Bone Response Criteria.

g)	Subject #38 was NE because only one scan demonstrating SD was performed at week 7.

h)	Subject #14, with bone-only disease, had PD at week 8 by the investigator per modified MDA Bone Response Criteria.

i)	Subject #19 had radiographic PD.

The following graph depicts the treatment duration and clinical response of subjects in our 4mg cohort of our Phase 2 ACCURACY trial as of July 30, 2020. Time to PR is denoted using yellow circles and the three subjects who remain on therapy as of the data cutoff are denoted using blue arrows. Radiographic evaluations are performed every eight weeks and the first point at which a subject achieved a PR is indicated by the change in line color following the yellow response circles.

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

The figures below are radiographic scan results from four subjects participating in our 4mg cohort of our Phase 2 ACCURACY trial who exhibited either a confirmed PR (subjects #6, #29 and #35) or unconfirmed PR (subject #15).

●	Subject #6 was a 29 year-old male with extensive metastatic liver disease and significant right upper quadrant pain related to the enlargement of his liver. He had received prior therapy with radiation and chemotherapy treatments but the disease progressed despite these therapies. This subject exhibited gradual improvements during the clinical trial and a confirmed PR was observed at week 8. Subject #6 died shortly after week 28, within 30 days of AL101 treatment.

Subject #6

●	Subject #15 was a 47 year-old female with metastatic liver disease. She had received prior therapy with surgery, radiation and chemotherapy treatments but the disease progressed despite these therapies. On trial, a substantial shrinkage of disease in this subject’s liver was observed and a PR was observed at week 8. Subject #15 ended treatment after progressive disease was observed at week 16.

Subject #15

●	Subject #29 is a 36 year-old male with metastatic lung disease. He had received prior therapy with surgery and radiation, but the disease progressed despite these therapies. On trial, a confirmed PR was observed in this subject’s lung at week 8. Subject #29 ended treatment after disease progression was observed at week 24.

Subject #29

●	Subject #35 is a 76 year-old female with metastatic liver disease. She had received prior therapy, including systemic chemotherapy, but the disease progressed. On trial, a confirmed PR was observed in this subject’s liver at week 8. As of July 30, 2020, Subject #35 remained on trial.

Subject #35

We have observed subjects who showed response following their first radiographic exam at eight weeks after treatment. We believe that these interim results provide evidence supporting continue development of AL101 as a monotherapy for patients with R/M ACC. We expect to release additional interim results from our Phase 2 ACCURACY trial at a medical conference in the second half of 2022.

Phase 2 ACCURACY Trial Interim Safety Results for the 4mg Cohort

AL101 at 4mg Q1w regimen was generally observed to be well tolerated in the interim data as of July 30, 2020, with most adverse events being mild to moderate in severity. All subjects experienced at least one treatment-related adverse event, or TRAE, while approximately 20% experienced a Grade 3 or 4 TRAE. In addition, seven subjects experienced a total of eight treatment-related serious adverse events, or TRSAEs. The eight TRSAEs included two Grade 2 infusion reactions, one Grade 1 keratoacanthoma, one Grade 3 aspartate aminnotransferase increase, one Grade 3 pneumonia, one Grade 3 decreased appetite, one Grade 3 transient ischemic attack (TIA) and one Grade 4 hyponatremia. Eight subjects had a dose reduction from 4 mg to 2.4 mg, six of which were within two weeks of an adverse event. There were 17 dose interruptions resulting in delays of at least one week due to adverse events, most of which were no more than two weeks in length. Five subjects began treatment but discontinued before their first post-dose radiographic evaluation. Of these five subjects, one subject discontinued due to an infusion reaction, one due to pneumonia, two subjects discontinued due to non-treatment related adverse events and one subject stopped treatment without a first follow-up radiographic evaluation. Therefore, these five subjects were considered non-evaluable for efficacy. There were four deaths within 30 days of stopping AL101 treatment, which were assessed by the investigator not to be treatment-related. One additional death was reported for a subject who was not evaluated for efficacy. This death was assessed by the investigator to likely be treatment-related, though assessed by the trial sponsor to likely be the result of advanced disease and/or pneumonia. The following chart depicts the TRAEs observed in our Phase 2 ACCURACY trial, as of the data cutoff date of June 30, 2020.

TRAEs Reported in ³15% of Subjects in the 4mg Cohort

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

Grade 4: Life-threatening consequences; urgent intervention indicated.

*	8 events were Grade 3, one was Grade 4

Ongoing Phase 2 ACCURACY Trial Interim Clinical Data – 6mg:

Our interim data from the 6mg dosing group of our Phase 2 ACCURACY trial as of July 9, 2021 include 33 subjects that were evaluable for a response using RECIST 1.1. No CRs were observed, two confirmed and one unconfirmed PRs (which will remain unconfirmed) were observed in three subjects, and SD was observed in 20 subjects, yielding a 60.6% disease control rate among the evaluable subjects.

The best objective responses observed in our 6mg cohort of the Phase 2 ACCURACY trial, as determined by the investigator and measured by RECIST 1.1, are shown in the following graph, by individual subject. The dotted lines under the x-axis represent cutoffs for PR, defined as a 30% or greater reduction in the sum of the longest diameters of target lesions for RECIST 1.1 or, for bone-only disease patients, a 50% or greater reduction in lesion size for the MD Anderson modified bone response criteria. Progressive disease is defined as a 20% or greater increase in the sum of the longest diameters. Stable disease is reflected between the dotted lines at 20% and -30%.

Best Objective Responses by Investigator Review (n=33)a,b

Data cutoff as of July 9, 2021.

a. Response as assessed by investigator per RECIST version 1.1.

b. Includes all efficacy-evaluable patients.

c. Patient #32 had a best overall response of NE because no post baseline measurements were recorded but is included here as zero for completeness.

d. Patient #20 had a best overall response of NE; the percent change calculation excludes tumors that are measured at screening only (T5).

* = Confirmed responses.

** = Unconfirmed response.

DCR = disease control rate

NE = not evaluable

PD = progressive disease

PR = partial response

RECIST = Response Evaluation Criteria in Solid Tumors

SD = stable disease.

The following graph depicts the treatment duration and clinical response of subjects in our 6mg cohort of the Phase 2 ACCURACY trial as of July 09, 2021. Time to PR is denoted using yellow circles and the three subjects who remain on therapy as of the data cutoff are denoted using blue arrows. Radiographic evaluations are performed every eight weeks and the first point at which a subject achieved a PR is indicated by the change in line color following the yellow response circles.

Time of Objective Response a by Investigator Review (n=33)b

a. Response as assessed by the investigator per Response Evaluation Criteria in Solid Tumors version 1.1.

b. Includes all efficacy-evaluable patients (of note, patients #20 and #32 are not evaluable).

c. These patients have stopped treatment but they are still being followed.

d. Within 30 days of treatment end date.

The figures below are radiographic scan results from two subjects participating in the 6mg cohort of our Phase 2 ACCURACY trial who exhibited Partial Responses with AL101 6-mg treatment.

Phase 2 ACCURACY Trial 6mg cohort Interim Safety Results

All 42 treated patients in the AL101 6-mg cohort experienced treatment-emergent AEs, or TEAEs, which were treatment related in 41 patients (97.6%; See table below). Thirty-two patients (76.2%) in the AL101 6-mg cohort had grade 3/4 AEs, which were treatment related in 27 patients (64.3%; See table below). Twenty-six patients (61.9%) reported at least 1 serious TEAEs in the AL101 6-mg cohort, 13 (31.0%) of which were considered to be treatment related (See table below). There were 4 deaths (9.5%) resulting from TEAEs in the AL101 6-mg cohort (See table below).

6mg cohort Safety Summary table:

Treatment-related diarrhea was common and occurred in 32 (76.2%) patients in the AL101 6-mg cohort (Table 3), consistent with reports of NOTCH pathway inhibition. Most events were grade 1/2 in 26 (61.9%) patients in the AL101 6-mg cohort. Treatment-related serious diarrhea occurred in 4 patients (9.5%) in the AL101 6mg cohort.

Treatment-Related AEs Reported in ≥15% of Patients

Regulatory Approval Strategy

The FDA has granted Orphan Drug Designation to AL101 for the treatment of ACC. In addition, the FDA has granted fast track designation to AL101 for the treatment of R/M ACC. Given the significant unmet medical need and lack of FDA-approved therapies for patients with R/M ACC, we may seek a potential expedited regulatory review pathway pending additional results from the ongoing Phase 2 ACCURACY trial.

Phase 1 Studies

BMS evaluated AL101 in more than 200 unselected subjects with various cancers across three Phase 1 studies. While these Phase 1 studies did not report statistically significant overall results, clinical activity was observed in cancers in which activation of the Notch pathway is a known tumorigenic driver. In these Phase 1 studies, the recommended clinical dose for our ongoing Phase 2 ACCURACY trial was established. A summary of the three Phase 1 studies is below.

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

Subjects enrolled in the CA216001 study were heavily pretreated, with over 70% of subjects previously undergoing at least three lines of prior therapy. AL101 was generally observed to be well tolerated at the dose chosen for our Phase 2 ACCURACY trial. During the course of the study, there were 27 deaths, including one death due to hepatic failure in the highest weekly dose tested (8.4 mg) that was assessed by the investigator to be treatment-related. Treatment was discontinued in nine subjects due to TRAEs. Approximately 89% of subjects experienced at least one TRAE and approximately 51% of subjects experienced at least one Grade 3 or 4 TRAEs. In addition, approximately 16% of subjects dosed with 4 mg and approximately 29% of subjects dosed with 6 mg experienced TRSAEs. The following table represents the most commonly reported TRAEs.

QW = once weekly

The results from this Phase 1 study of AL101 supported advancing the once weekly dosing regimen of 4 mg or 6 mg and showed early signs of clinical activity across solid tumor types. In addition, AL101 was generally observed to be well tolerated at the dose chosen for our Phase 2 ACCURACY trial.

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

Manufacturing

We rely on third parties to manufacture AL101 and AL102. We have entered into agreements with leading CMOs to produce both AL101 and AL102 for our ongoing and planned clinical studies and clinical trials for AL101 and AL102. We are also currently in the process of manufacturing batches to support all of our expected clinical supply needs as well as batches to support a potential New Drug Application, or NDA, submission. We require all of our contract manufacturing organizations, or CMOs, to conduct manufacturing activities in compliance with current good manufacturing practice, or cGMP, requirements. We currently rely solely on these CMOs for scale-up and process development work and to produce sufficient quantities of our product candidates for use in clinical trials. We anticipate that these CMOs will have the capacity to support both clinical supply and commercial-scale production, but we do not have any formal agreements at this time to cover commercial production. We may also elect to enter into agreements with other CMOs to manufacture supplies of drug substance and finished drug product.

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

In addition, with respect to AL102 for the treatment of T-ALL, we are aware that other companies are, or may be, developing products for this indication, including, but not limited to, Sanofi S.A., Janssen Pharmaceutica, Jazz Pharmaceuticals plc and Vasgene Therapeutics, Inc

With respect to MM, we are aware that other companies are, or may be, developing product candidates with GSI as anti-BCMA agents, including, but not limited to, Springworks Therapeutics, Inc. in collaboration with GlaxoSmithKline plc, Janssen, Allogene, Pfizer, Precision Biosciences and Celgene Corporation, recently acquired by BMS.

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

As of December 31, 2021, we owned or exclusively licensed a total of five issued U.S. patents, 124 granted foreign patents, nine pending U.S. patent applications, 69 pending foreign patent applications, and three pending Patent Cooperation Treaty, or PCT, applications.

In November 2017, we entered into the BMS License Agreement, pursuant to which we acquired exclusive worldwide rights under certain patents and know-how controlled by BMS to research, discover, develop, make, have made, use, sell, offer to sell, export, import and commercialize AL101 and AL102. For more information regarding the BMS License Agreement, please see “—License Agreements.” As of December 31, 2021, the patent rights exclusively in-licensed under the BMS License Agreement include the following patent families:

●	A patent family having claims directed to the composition of matter of AL101 and methods of treating certain types of cancer, which includes two issued U.S. patents, 64 granted patents in 64 foreign jurisdictions (including China, the European Patent Office, or EPO, Japan and the Russian Federation) and four pending patent applications in foreign jurisdictions. Without taking potential patent term extension or adjustment into account, the issued patents and any patents issued from pending applications in this family are expected to expire in 2032.

●	A patent family having claims directed to the composition of matter of AL102 and methods of treating certain types of cancer, which includes two issued U.S. patents, 61 granted patents in 61 foreign jurisdictions (including China, the EPO, Japan and the Russian Federation), and six pending patent applications in six foreign jurisdictions. Without taking potential patent term extension or adjustment into account, the issued patents and any patents issued from pending applications in this family are expected to expire in 2033.

●	A patent family consisting of one issued U.S. patent having claims directed to the method of use for the combination of AL101 with gemcitabine for treating cancer that is expected to expire, without taking potential patent term extension or adjustment into account, in 2034.

As of December 31, 2021, we solely owned 8 U.S. pending patent applications, two PCT application, and 47 foreign pending applications. In addition, we co-owned one U.S. pending application and 11 foreign pending applications with BMS, covering the use of AL101 for treating T-cell acute lymphoblastic leukemia (T-ALL) and for the use of AL102 for treating Desmoid tumors.

One of our solely-owned patent families, consisting of one pending U.S. patent application and 11 foreign pending applications, includes claims directed to methods of using AL101 to treat Notch-altered ACC.

Another solely-owned patent family, consisting of one pending U.S. patent application and 10 foreign pending applications, includes claims directed to methods of using AL101 to treat Notch-altered TNBC.

A third solely-owned patent family, consisting of one U.S. pending application and 12 foreign pending applications, includes claims directed to AL102 and BCMA-related combination treatments and methods of use for treating multiple myeloma. Any patents issued from our owned patent applications or from patent applications claiming the priority of such patent applications are expected to expire, without taking potential patent term extension or adjustment into account, between 2039 and 2040.

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

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the NDA process before it may be legally marketed in the United States.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act, or the FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s good laboratory practice requirements and other applicable regulations;

●	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;

●	approval by an independent institutional review board, or IRB, or ethics committee at each clinical site before each trial may be initiated;

●	performance of adequate and well-controlled human clinical trials in accordance with good clinical practice requirements, or GCPs to establish the safety and efficacy of the proposed drug for its intended use;

●	submission to the FDA of an NDA after completion of all pivotal trials;

●	satisfactory completion of an FDA advisory committee review, if applicable;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCPs; and

●	FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing suggesting a significant risk to humans exposed to the drug, and any clinically important increased rate of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

●	Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

●	Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

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

U.S. Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. However, competitors, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of a competing product candidate for seven years if a competitor obtains approval of the same drug as defined by the FDA or if such product candidate is determined to be contained within the competitor’s product for the same indication or disease. In addition, if an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the FDA has a fast track designation program that is intended to expedite or facilitate the process for reviewing drug products that meet certain criteria. Specifically, drugs are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the application may be eligible for priority review. With regard to a fast track product candidate, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any product candidate submitted to the FDA for approval, including a product candidate with a fast track or breakthrough therapy designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. An NDA is eligible for priority review if the product candidate has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a disease compared to available products. The FDA will attempt to direct additional resources to the evaluation of an application for a product candidate designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

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

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

●	fines, warning letters, or untitled letters;

●	clinical holds on clinical studies;

●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

●	product seizure or detention, or refusal to permit the import or export of products;

●	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;

●	mandated modification of promotional materials and labeling and the issuance of corrective information;

●	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or

●	injunctions or the imposition of civil or criminal penalties.

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

Foreign Government Regulation

To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. The foreign regulatory approval process includes all of the risks associated with FDA approval, as well as additional country-specific regulation

Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. The requirements and process governing the conduct of clinical trials, approval process, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Non-clinical studies and clinical trials

Similarly to the United States, the various phases of non-clinical and clinical research in the European Union, or EU, are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on Good Clinical Practices, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice , or GMP. Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In order to market our future product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization, or MA. To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

●	“Centralized MA” are issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Product for Human Use, or CHMP, of the European Medicines Agency, or EMA, and are valid throughout the EU. The centralized procedure is mandatory for certain types of product candidates, such as: (i) medicinal products derived from biotechnology processes, such as genetic engineering, (ii) designated orphan medicines, (iii) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases and (iv) advanced therapy medicinal products, or ATMPs, such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure is optional for product candidates containing a new active substance not yet authorized in the EU, or for product candidates that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

●	“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for product candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

Under the centralized procedure the maximum timeframe for the evaluation of a MAA by the EMA is 210 days.

MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.

Data and marketing exclusivity

The EU also provides opportunities for market exclusivity. Upon receiving MA, reference products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom, or UK, left the EU on January 31, 2020, following which existing EU medicinal product legislation continued to apply in the UK during the transition period under the terms of the EU-UK Withdrawal Agreement. The transition period, which ended on December 31, 2020, maintained access to the EU single market and to the global trade deals negotiated by the EU on behalf of its members. The transition period provided time for the UK and EU to negotiate a framework for partnership for the future, which was then crystallized in the Trade and Cooperation Agreement, or TCA, and became effective on the January 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations.

EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation such as the EU CTR will not be applicable. The UK government has passed a new Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland, together, Great Britain, or GB. Broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA. The MHRA has published a guidance on how various aspects of the UK regulatory regime for medicines will operate in GB and in Northern Ireland following the expiry of the Brexit transition period on December 31, 2020. The guidance includes clinical trials, importing, exporting, and pharmacovigilance and is relevant to any business involved in the research, development, or commercialization of medicines in the UK. The new guidance was given effect via the Human Medicines Regulations (Amendment etc.) (EU Exit) Regulations 2019, or the Exit Regulations.

Regulation of Companion Diagnostics in the EU

In the EU, in vitro diagnostic medical devices, or IVD MDs, are regulated by Directive 98/79/EC, or IVDD, which regulates the placing on the market, the CE marking, the essential requirements, the conformity assessment procedures, the registration obligations for manufactures and devices as well as the vigilance procedure. In vitro diagnostic medical devices must comply with the requirements provided for in the Directive, and with further requirements implemented at national level (as the case may be).

The regulation of companion diagnostics will be subject to further requirements once the in-vitro diagnostic medical devices Regulation (No 2017/746), or IVDR, will become applicable on May 26, 2022. However on October 14, 2021, the European Commission proposed a “progressive” roll-out of the IVDR to prevent disruption in the supply of IVD MDs. The European Parliament and Council voted to adopt the proposed regulation on December 15, 2021 and the regulation entered into force on January 2022. The IVDR will fully apply on May 26, 2022 but there will be a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation.

The IVDR introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a CE certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or a MAA for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authorities or the EMA.

The aforementioned EU rules are generally applicable in the EEA.

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

Violation of any of such laws or any other governmental regulations that apply may result in penalties, including, without limitation, civil and criminal penalties, damages, fines, additional reporting obligations to resolve allegations of non-compliance, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and individual imprisonment.

Data Privacy and Security Laws

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available or that the third-party payors’ reimbursement policies will not adversely affect the ability for manufacturers to sell products profitably.

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1% of the average manufacturer price; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare & Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers, which will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and a 1% reduction from April 1, 2022 through June 30, 2022, absent additional congressional action. More recently, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

We expect additional state, federal and foreign healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal, state and foreign governments will pay for health products, which could result in reduced demand for our products, if approved or additional pricing pressure.

For instance, in December 2021, the EU Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. This regulation which entered into force in January 2022 intends to boost cooperation among EU member states in assessing health technologies, including some medical devices, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation foresees a three-year transitional period and will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

Employees

As of December 31, 2021, we had 35 employees, including 10 employees with M.D. or Ph.D. degrees. Of these employees, 29 employees are engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement.

Corporate Information

We were incorporated in Delaware in November 2017. Our offices are located at Oppenheimer 4, Rehovot, Israel 76701014. Our common stock is listed on The Nasdaq Global Market under the symbol “AYLA.”

Available Information

Our internet website address is www.ayalapharma.com. In addition to the information about us and our subsidiaries contained in this Annual Report on Form 10-K, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report on Form 10-K.

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

We are a clinical-stage biopharmaceutical company with a limited operating history and have incurred significant losses since our formation. We had a net loss of approximately $40.3 million and $30.1 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $111.1 million. As noted below, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. We have not commercialized any products and have never generated revenue from the commercialization of any product. To date, we have devoted most of our financial resources to licensing product candidates and research and development, including our preclinical development activities and clinical trials.

We expect to incur significant operating expenses and increasing net losses for the next several years, at least, as we advance AL101, AL102 and any future product candidate through preclinical and clinical development, seek regulatory approvals and commercialize AL101, AL102 or any other product candidate, if approved. The costs of advancing product candidates into each clinical phase tend to increase substantially over the duration of the clinical development process. Therefore, the total costs to advance any of our product candidates to marketing approval in even a single jurisdiction will be substantial. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of any products or achieve or maintain profitability. Our expenses will also increase substantially if and as we:

●	advance our Phase 2 ACCURACY trial of AL101 for the treatment of recurrent/metastatic adenoid cystic carcinoma, or R/M ACC;

●	commence our planned Phase 2/3 RINGSIDE pivotal trial of AL102 for the treatment of desmoid tumors, initiate a Phase 2 clinical trial for relapse refractory T cell acute lymphoma or R/R T-ALL, or obtain and conduct clinical trials for any other product candidates;

●	assuming successful completion of our Phase 2 trials of AL101, are required by the FDA to complete Phase 3 clinical trials to support submission of a New Drug Application, or NDA, of AL101;

●	develop AL101 or AL102 for other indications and develop other product candidates;

●	establish a sales, marketing and distribution infrastructure to commercialize AL101 and/or AL102, if approved, and for any other product candidates for which we may obtain marketing approval;

●	maintain, expand and protect our intellectual property portfolio;

●	hire additional clinical, scientific and commercial personnel;

●	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts, as well as to support our transition to a public reporting company; and

●	acquire or in-license other product candidates or technologies.

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

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

We have incurred significant losses since our inception and have never generated revenue or profit, and it is possible we will never generate revenue or profit. As of December 31, 2021, we had cash and cash equivalents and restricted cash totaling $37.3 million. Based on our current operating plans, and without additional funding, we believe we will not have sufficient funds to meet our obligations within the next twelve months from the issuance of our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. These factors raise substantial doubt about our ability to continue as a going concern. We will need to raise additional capital to fund our future operations and remain as a going concern. There can be no assurance that we will be able to obtain additional funding on acceptable terms, if at all. To the extent that we raise additional capital through future equity offerings, the ownership interest of common stockholders will be diluted, which dilution may be significant. However, we cannot guarantee that we will be able to obtain any or sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain any or sufficient additional funding, there can be no assurance that we will be able to continue as a going concern, and we will be forced to [delay, reduce or discontinue our product development programs or commercialization efforts].

Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our audited consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments to reflect the possible inability of the Company to continue as a going concern within one year after the issuance of such financial statements. If we are unable to continue as a going concern, you could lose all or part of your investment in our Company.

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

We anticipate that we will use our cash and cash equivalents, including the net proceeds from our initial public offering, or IPO and other issuances of common stock and short-term restricted bank deposits, to advance the clinical development of AL101 and AL102 and the remainder, if any, for working capital and general corporate purposes.

We will require additional capital to enable us to complete the development and commercialization of AL101 for the treatment of R/M ACC, and R/R T-ALL, AL102 for the treatment of desmoid tumors and any other potential indications, if approved, which we may obtain through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our development efforts.

As noted above, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Because the length of time and activities associated with successful development of AL101 and AL102 is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the progress, timing, costs and results of our clinical trials of AL101 and AL102 and the development of any future product candidates, including any unforeseen costs we may incur as a result of clinical trial delays due to the COVID-19 pandemic or other causes;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost and timing of completion of commercial-scale manufacturing activities;

●	the cost of testing drug substances and drug products at release and during stability programs;

●	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us;

●	the effect of competing technological and market developments;

●	the costs of operating as a public company;

●	the extent to which we in-license or acquire other product candidates or technologies;

●	the cost of establishing sales, marketing and distribution capabilities for AL101 and AL102;

●	the timing and amount of milestone, royalty and other payments that we may receive or that we may be required to make under our license agreements;

●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	the costs associated with potential product liability claims, including the costs associated with obtaining insurance against such claims and with defending against such claims; and

●	the initiation, progress and timing of our commercialization of AL101 and AL102, if approved.

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

We were established and began operations in November 2017. Our operations to date have been limited to financing and staffing our company, licensing product candidates, developing AL101 for the treatment of R/M ACC, and developing AL102 for the treatment of desmoid tumors and R/R T-ALL, and conducting preclinical studies and clinical trials of AL101 and AL102. We have not yet demonstrated the ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products.

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

To date, we have invested a significant portion of our efforts and financial resources in the development of AL101 for the treatment of R/M ACC, and in the development of AL102 for the treatment of desmoid tumors, R/R T-ALL and MM. Our future success is substantially dependent on our ability to successfully complete clinical development for, obtain regulatory approval for and successfully commercialize AL101 and AL102, which may never occur. We currently have no products that are approved for commercial sale and may never be able to develop a marketable product. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to AL101 and AL102, which will require additional clinical development, management of clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales. We cannot be certain that we will be able to successfully complete any of these activities.

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

Efforts to identify and pursue new product candidates and disease targets require substantial technical, financial and human resources, regardless of whether they are ultimately successful. Programs may initially show promise in preclinical studies, yet fail to yield positive results during clinical development for a number of reasons, including:

●	the methodology used may not be successful in identifying potential indications and/or product candidates; or

●	product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective products.

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

As of December 31, 2021, we had 35 employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory affairs and sales and marketing. We may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

COVID-19 may adversely affect our business, including our clinical trials.

The COVID-19 pandemic and government measures taken in response have had significant direct and indirect impacts on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, facilities and production have been suspended, and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of COVID-19, our administrative employees work remotely at times. In addition, we have modified our business practices, including restricting a portion of employee travel, developing social distancing plans for some of our employees and canceling some physical participation in meetings, events and conferences. As a result of the COVID-19 pandemic, we may experience additional disruptions that could severely impact our business, preclinical studies and clinical trials, including:

●	delays or difficulties in enrolling patients in our clinical trials;

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

●	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●	interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (such as endoscopies that are deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

●	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;

●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

●	limitations on employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and

●	interruption or delays to our sourced discovery and clinical activities.

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

Furthermore, the response to the COVID-19 pandemic may redirect resources with respect to regulatory matters and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions. For example, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDAor other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread, trajectory, and duration of the pandemic, including due to the emergence of variants; travel restrictions in the United States Canada, Europe, Israel and other regions; business closures or business disruptions; the effectiveness of vaccines, vaccine distribution efforts, and other treatments; and the effectiveness of other actions taken in the United States, Canada, Europe, Israel and other regions to contain the pandemic. As a result, the COVID-19 pandemic could have a material adverse effect on our business, results of operations, financial condition and prospects and heighten many of our known risks described in this “Risk Factors” section.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2021, we had net operating loss carryforwards, or NOLs, of $91.6 million for federal income tax purposes and $57.7 million for state income tax purposes, which may be available to offset our future taxable income, if any, and begin to expire in various amounts in 2037 and 2038, respectively, provided that NOLs generated in tax years ending after December 31, 2017 will not be subject to expiration. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs and certain other tax attributes to offset future taxable income. If the U.S. Internal Revenue Service challenges our determinations with respect to the existence of previous ownership changes or the effects thereof, our ability to use our NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could also result in an ownership change under Sections 382 and 383 of the Code. In addition, for taxable years beginning after December 31, 2020, utilization of federal NOLs generated in tax years beginning after December 31, 2017 are limited to a maximum of 80% of the taxable income for such year, after taking into account utilization of NOLs generated in years beginning before January 1, 2018 and determined without regard to such NOL deduction. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to use a material portion of the NOLs, even if we attain profitability.

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

Before obtaining marketing approval from the FDA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. We may experience delays in initiating and completing any clinical trials that we are conducting or intend to conduct, including as a result of the COVID-19 pandemic, and we do not know whether our ongoing or planned clinical trials will begin or progress on schedule, need to be redesigned, enroll patients on time or be completed on schedule, or at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical studies;

●	obtaining regulatory authorizations to commence a trial or consensus with regulatory authorities on trials design;

●	reaching an agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	obtaining Institutional Review Board, or IRB, approval at each site, or Independent Ethics Committee, or IEC, approval at sites outside the United States;

●	changes to clinical trial protocols;

●	recruiting suitable patients to participate in a trial in a timely manner and in sufficient numbers;

●	having patients complete a trial or return for post-treatment follow-up;

●	imposition of a clinical hold by regulatory authorities, including as a result of unforeseen safety issues or side effects or failure of trial sites to adhere to regulatory requirements or follow trial protocols;

●	clinical sites deviating from trial protocol or dropping out of a trial;

●	addressing patient safety concerns that arise during the course of a trial;

●	the occurrence of serious adverse events in trials of the same class of agents conducted by other companies;

●	subjects choosing an alternative treatment for the indication for which we are developing our product candidates, or participating in competing clinical trials;

●	adding a sufficient number of clinical trial sites;

●	manufacturing sufficient quantities of product candidate with sufficient quality for use in clinical trials;

●	lack of adequate funding to continue the clinical trial;

●	selection of clinical end points that require prolonged periods of clinical observation or analysis of the resulting data;

●	a facility manufacturing our product candidates or any of their components being ordered by the FDA or comparable foreign regulatory authorities to temporarily or permanently shut down due to violations of current good manufacturing practice, or cGMP, regulations or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

●	any changes to our manufacturing process that may be necessary or desired;

●	third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, good clinical practices, or GCP, or other regulatory requirements;

●	third-party contractors not performing data collection or analysis in a timely or accurate manner; or

●	third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or all of the data produced by such contractors in support of our marketing applications.

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

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or foreign regulatory authorities. The FDA or foreign regulatory authorities may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of a clinical trial. The FDA or foreign regulatory authorities may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or foreign regulatory authorities and may ultimately lead to the denial of marketing approval of a product candidate.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans

It is currently unclear to what extent the UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested. We have not obtained regulatory approval for any product candidate and it is possible that we will never obtain regulatory approval for AL101, AL102 or any other product candidate. We are not permitted to market any of our product candidates in the United States until we receive regulatory approval of an NDA from the FDA, or in any foreign countries until we receive the requisite approval from foreign regulatory authorities.

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

The FDA or any foreign regulatory bodies can delay, limit or deny approval of our product candidates or require us to conduct additional preclinical or clinical testing or abandon a program for many reasons, including:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;

●	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates, or other products containing the active ingredient in our product candidates;

●	negative or ambiguous results from our clinical trials or results that may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;

●	the population studied in the clinical trial may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;

●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

●	the data collected from clinical trials of our product candidates may not be acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere, and we may be required to conduct additional clinical trials;

●	the FDA’s or the applicable foreign regulatory agency’s disagreement regarding the formulation, labeling and/or the specifications of our product candidates;

●	the FDA or comparable foreign regulatory authorities may fail to approve or find deficiencies with the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

In addition, the FDA or the applicable foreign regulatory agency also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or applicable foreign regulatory agency may approve a product candidate with a Risk Evaluation and Mitigation Strategy, or REMS, or similar risk management measures, or a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Regulatory authorities may also grant approval contingent on the performance of costly post-marketing clinical trials. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

Patient enrollment and retention in clinical trials depends on many factors, including:

●	the size and nature of the patient population;

●	the severity of the disease under investigation;

●	the patient eligibility criteria defined in the protocol;

●	the size of the patient population required for analysis of the trial’s primary endpoints;

●	the nature of the trial protocol;

●	the existing body of safety and efficacy data with respect to the product candidate;

●	the number of clinical sites and the proximity of patients to clinical sites;

●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;

●	competing clinical trials being conducted by other companies or institutions;

●	the COVID-19 pandemic;

●	our ability to maintain patient consents; and

●	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

For planning purposes, we sometimes estimate the timing of the accomplishment of various scientific, clinical, regulatory and other product development objectives. These milestones may include our expectations regarding the commencement or completion of scientific studies and clinical trials, the regulatory submissions or commercialization objectives. From time to time, we may publicly announce the expected timing of some of these milestones, such as the completion of an ongoing clinical trial, the initiation of other clinical trials, receipt of regulatory approval or the commercial launch of a product. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions which may cause the timing of achievement of the milestones to vary considerably from our estimates, including:

●	our available capital resources or capital constraints we experience;

●	the rate of progress, costs and results of our clinical trials and research and development activities, including the extent of scheduling conflicts with participating clinicians and collaborators;

●	our ability to identify and enroll patients who meet clinical trial eligibility criteria;

●	our receipt of authorizations by the FDA and comparable foreign regulatory authorities, and the timing thereof;

●	other actions, decisions or rules issued by regulators;

●	our ability to access sufficient, reliable and affordable supplies of materials used in the manufacture of our product candidates;

●	our ability to manufacture and supply clinical trial materials to our clinical sites on a timely basis;

●	the severity, duration and impact of the COVID-19 pandemic;

●	the efforts of our collaborators with respect to the commercialization of our products, if any; and

●	the securing of, costs related to, and timing issues associated with, commercial product manufacturing as well as sales and marketing activities.

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

Interim, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

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

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim, top-line or preliminary data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

If unacceptable side effects arise in the development of our product candidates, we, the FDA or comparable foreign regulatory authorities, or the IRBs at the institutions in which our studies are conducted, or the DSMB, if constituted for our clinical trials, could recommend a suspension or termination of our clinical trials, or the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of a product candidate for any or all targeted indications. In addition, drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete a trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approvals of such product;

●	regulatory authorities may require additional warnings on the label, such as a “black box” warning or contraindication;

●	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;

●	we may be required to implement a REMS or similar risk management measures or create a medication guide outlining the risks of such side effects for distribution to patients;

●	we could be sued and held liable for harm caused to patients;

●	the product may become less competitive; and

●	our reputation may suffer.

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

We have never obtained marketing approval for a product candidate. It is possible that the FDA may refuse to accept for substantive review any NDAs that we submit for our product candidates or may conclude after review of our data that our application is insufficient to obtain marketing approval of our product candidates. If the FDA does not accept or approve our NDAs for our product candidates, it may require that we conduct additional clinical, preclinical or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA that we submit may be delayed, or may require us to expend more resources than we have available. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs. Similar risks exist in foreign jurisdictions where we would seek marketing authorization for our product candidates.

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

Additionally, the UK left the EU on January 31, 2020, an event commonly referred to as “Brexit”, under the terms of a withdrawal agreement, entering into a “transition period” which ended on December 31, 2020 during which the UK was essentially treated as a member state of the EU and the regulatory regime remained the same across the UK and the EU. The transition period provided time for the UK and EU to negotiate a framework for partnership for the future, which was then crystallized in the Trade and Cooperation Agreement which became effective on January 1, 2021. Since January 1, 2021, the U.K. operates under a distinct regulatory regime. EU pharmaceutical laws now only apply to the UK in respect of Northern Ireland (as laid out in the Protocol on Ireland and Northern Ireland, including but not limited to marketing authorization applications). Since January 1, 2021, EU laws which have been transposed into U.K. law through secondary legislation continue to be applicable as “retained EU law”.

In addition, following the Brexit vote, the EU moved the European Medicines Agency’s, or the EMA, headquarters from the UK to the Netherlands. This transition may cause disruption in the administrative and medical scientific links between the EMA and the U.K. Medicines and Healthcare products Regulatory Agency, including delays in granting CTA or marketing authorization, disruption of import and export of active substance and other components of new drug formulations, and disruption of the supply chain for clinical trial product and final authorized formulations. The cumulative effects of the disruption to the regulatory framework may add considerably to the development lead time to marketing authorization and commercialization of products in the UK and/or the EU. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the UK and/or the EU, and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occurs, we may be forced to restrict or delay efforts to seek regulatory approval in the UK and/or EU for our product candidates, which could significantly and materially harm our business.

Even if we obtain regulatory approval for AL101, AL102 or any product candidate, we will still face extensive and ongoing regulatory requirements and obligations and any product candidates, if approved, may face future development and regulatory difficulties.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with cGMP and similar foreign requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and GCP requirements for any clinical trials that we conduct post-approval.

Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product candidate may be marketed or to the conditions of approval, including a requirement to implement a REMS or similar risk management measures. If any of our product candidates receives marketing approval, the accompanying label may limit the approved indicated use of the product candidate, which could limit sales of the product candidate. The FDA or foreign regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. Violations of the Federal Food, Drug, and Cosmetic Act, or FDCA, relating to the promotion of prescription drugs may lead to FDA enforcement actions and investigations alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws. Similar regulations apply in countries outside the United States and may lead to foreign regulatory authorities enforcement actions and investigations.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on manufacturing such products;

●	restrictions on the labeling or marketing of products;

●	restrictions on product manufacturing, distribution or use;

●	requirements to conduct post-marketing studies or clinical trials;

●	warning letters or untitled letters;

●	withdrawal of the products from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	recall of products;

●	fines, restitution or disgorgement of profits or revenues;

●	suspension or withdrawal of marketing approvals;

●	refusal to permit the import or export of our products;

●	product seizure; or

●	injunctions or the imposition of civil or criminal penalties.

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

If any of our product candidates is approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The government has also required that companies enter into consent decrees and/or imposed permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

If we are required by the FDA or foreign regulatory authorities to obtain approval or certification of a companion diagnostic device in connection with approval of one of our product candidates, and we do not obtain or face delays in obtaining FDA approval or foreign certification of a companion diagnostic device, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.

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

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of the Securities and Exchange Commission, or the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, such as the EMA following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA has postponed or limited most of its routine inspectional activities. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA and foreign regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs intended for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, Orphan Drug Designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has Orphan Drug Designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full NDA to market the same product for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. However, Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

In May 2019, the FDA granted Orphan Drug Designation to AL101 for the treatment of ACC. We may seek Orphan Drug Designations for AL101 in other indications or for AL102 or other product candidates. There can be no assurances that we will be able to obtain such designations.

Even if we obtain Orphan Drug Designation for any product candidate in specific indications, we may not be the first to obtain marketing approval of such product candidate for the orphan-designated disease or condition due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for a disease or condition broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Further, even if we obtain orphan drug exclusivity in the United States for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same disease or condition. Even after an orphan product is approved, the FDA can subsequently approve the same drug with the same active moiety for the same disease or condition if the FDA concludes that the later drug is safer, more effective or makes a major contribution to patient care. Further, the composition of matter patents for AL101 and AL102 will expire in 2032 and 2033, respectively, and if orphan drug exclusivity does not protect these products from competition, our business and financial condition could be materially adversely affected.

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

We may attempt to secure approval from the FDA or comparable foreign regulatory authorities through the use of accelerated approval pathways or comparable pathways in foreign countries. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA may seek to withdraw accelerated approval.

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

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, including bridging or comparability testing to demonstrate the validity of clinical data obtained in clinical trials following manufacturing changes, FDA or foreign regulatory authorities’ notification or FDA or foreign regulatory authorities’ approval.

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

The use of AL101, AL102 or any other product candidates we may develop in clinical trials and the sale of any products for which we obtain marketing approval expose us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

●	impairment of our business reputation and significant negative media attention;

●	withdrawal of participants from our clinical trials;

●	significant costs to defend the litigation;

●	distraction of management’s attention from our primary business;

●	substantial monetary awards to patients or other claimants;

●	inability to commercialize AL101, AL102 or any other product candidate;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions;

●	decreased market demand for any product, if approved; and

●	loss of revenue.

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

If AL101, AL102 or any other product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenues or become profitable. The degree of market acceptance of our product candidates, if approved, will depend on a number of factors, including but not limited to:

●	the efficacy and potential advantages compared to alternative treatments;

●	effectiveness of sales and marketing efforts;

●	the cost of treatment in relation to alternative treatments, including any similar generic treatments;

●	our ability to offer our products for sale at competitive prices;

●	the convenience and ease of administration compared to alternative treatments;

●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the strength of marketing and distribution support;

●	the timing of market introduction of competitive products;

●	the availability of third-party coverage and adequate reimbursement;

●	product labeling or product insert requirements of the FDA, EMA or other regulatory authorities, including any limitations on warnings contained in a product’s approved labeling;

●	the prevalence and severity of any side effects; and

●	any restrictions on the use of our product together with other medications.

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

Factors that may inhibit our efforts to commercialize our product candidates on our own include:

●	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

●	the inability of sales personnel to obtain access to physicians or attain adequate numbers of physicians to prescribe our products; and

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

Our principal executive offices are located in Israel and certain of our product candidates may be manufactured at third-party facilities located in the United States, UK, India and Australia. In addition, our business strategy includes potentially expanding internationally if any of our product candidates receives regulatory approval. Doing business internationally involves a number of risks, including but not limited to:

●	multiple, conflicting and changing laws and regulations, such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

●	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;

●	additional potentially relevant third-party patent rights;

●	complexities and difficulties in obtaining protection and enforcing our intellectual property;

●	difficulties in staffing and managing foreign operations;

●	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;

●	limits in our ability to penetrate international markets;

●	global macroeconomic conditions, including inflation, labor shortages, supply chain shortages, or other economic, political or legal uncertainties or adverse developments;

●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

●	political unrest, terrorism and wars, such as the current situation with Ukraine and Russia, which could delay or disrupt our business, and if such political unrest escalates or spills over to or otherwise impacts additional regions it could heighten many of the other risk factors included in this Item 1A;

●	natural disasters and economic instability, including outbreak of disease, boycotts, curtailment of trade and other business restrictions;

●	certain expenses including, among others, expenses for travel, translation and insurance; and

●	regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions, or its anti-bribery provisions.

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

The facilities used to manufacture our product candidates must be inspected by the FDA and comparable foreign authorities. While we provide oversight of manufacturing activities, we do not and will not control the execution of manufacturing activities by, and are or will be essentially dependent on, our CMOs for compliance with cGMP or similar foreign requirements outside the United States for the manufacture of our product candidates. As a result, we are subject to the risk that our product candidates may have manufacturing defects that we have limited ability to prevent. CMOs may also have competing obligations that prevent them from manufacturing our product candidates in a timely manner. If a CMO cannot successfully manufacture material that conforms to our specifications and the regulatory requirements, we will not be able to secure or maintain regulatory approval for the use of our product candidates in clinical trials, or for commercial distribution of our product candidates, if approved. In addition, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval or finds deficiencies in the future, we may need to find alternative manufacturing facilities, which would delay our development program and significantly impact our ability to develop, obtain regulatory approval for or commercialize our product candidates, if approved. In addition, any failure to achieve and maintain compliance with these laws, regulations and standards could subject us to the risk that we may have to suspend the manufacture of our product candidates or that obtained approvals could be revoked. Furthermore, CMOs may breach existing agreements they have with us because of factors beyond our control. They may also terminate or refuse to renew their agreement at a time that is costly or otherwise inconvenient for us. If we were unable to find an adequate CMO or another acceptable solution in time, our clinical trials could be delayed or our commercial activities could be harmed.

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

In addition, our clinical trials must be conducted with product produced under cGMP or similar requirements outside the United States. Accordingly, if our CROs fail to comply with these requirements, we may be required to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be adversely affected if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Any current or future collaborations we may extend or enter into may pose a number of risks, including the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

●	collaborators may not perform their obligations as expected;

●	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on preclinical study or clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

●	for collaborations involving combination therapies that have not yet been tested together, treatment emergent adverse events may be unforeseen and may negatively impact the development of our product candidates;

●	collaborators may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;

●	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

●	collaborators may not properly obtain, maintain, enforce or defend our intellectual property rights or proprietary rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

●	collaborators may infringe, misappropriate or otherwise violate the intellectual property or proprietary rights of third parties, which may expose us to litigation and potential liability;

●	collaborations may be terminated for the convenience of the collaborator and, if terminated, we would potentially lose the right to pursue further development or commercialization of the applicable product candidates;

●	collaborators may learn about our technology and use this knowledge to compete with us in the future;

●	there may be conflicts between different collaborators that could negatively affect those collaborations and potentially others;

●	the number and type of our collaborations could adversely affect our attractiveness to future collaborators or acquirers; and

●	the loss of, or a disruption in our relationship with, any one or more collaborators could harm our business.

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

Disputes may arise regarding intellectual property subject to a licensing agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the license agreement;

●	the sublicensing of patent and other rights under our collaborative development relationships;

●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;

●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

●	the priority of invention of patented technology.

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

In the United States, EU, and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

●	an annual, non-deductible fee payable by any entity that manufactures or imports certain branded prescription drugs and biologic agents (other than those designated as orphan drugs), which is apportioned among these entities according to their market share in certain government healthcare programs;

●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

●	new requirements to report certain financial arrangements with physicians and teaching hospitals, including reporting “transfers of value” made or distributed to prescribers and other healthcare providers and reporting investment interests held by physicians and their immediate family members;

●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively and an extension of the rebate program to individuals enrolled in Medicaid managed care organizations;

●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;

●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and

●	establishment of a Center for Medicare & Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, resulted in aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and a 1% reduction from April 1, 2022 through June 30, 2022, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

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

In December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. This regulation which entered into force in January 2022 intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation foresees a three-year transitional period and will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations, and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. Such laws include:

●	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving, or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order, or recommendation of, any good, facility, item, or service, for which payment may be made, in whole or in part, under U.S. federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the U.S. federal false claims and civil monetary penalties laws, including the civil False Claims Act, or FCA, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the U.S. federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;

●	the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services; similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

●	the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

●	the U.S. federal legislation commonly referred to as the Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members.

●	analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and

●	similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

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

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal data, such as information that we may collect in connection with clinical trials in the United States and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018, or the CCPA, went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act, or the CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

If we conduct clinical trials or enter into research collaborations in the EEA, we may be subject to the General Data Protection Regulation, or GDPR, which imposes strict requirements for processing the personal data of individuals within the EEA. If our or our partners’ or service providers’ privacy or data security measures fail to comply with GDPR requirements, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data and/or fines of up to €20 million or 4% of our total worldwide annual turnover of the preceding financial year, whichever is higher, as well as compensation claims by affected individuals, negative publicity, reputational harm and a potential loss of business and goodwill. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021 and laid its proposal before Parliament, with the UK SCCs expected to come into force in March 2022, with a two-year grace period. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Further, from January 1, 2021, companies have to comply with the GDPR and also the UK GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make products that are similar to AL101, AL102 or our future product candidates and methods of use thereof but that are not covered by the claims of the patents that we own or exclusively licensed;

●	others, including inventors or developers of our owned or in-licensed patent technologies who may become involved with competitors, may independently develop similar or alternative technologies or otherwise circumvent any of our technologies without infringing our intellectual property rights;

●	we or any of our collaborators might not have been the first to conceive and reduce to practice the inventions covered by the patents or patent applications that we own, license or will own or license;

●	we or any of our collaborators might not have been the first to file patent applications covering certain of the patents or patent applications that we or they own, license or will own or license;

●	it is possible that our pending patent applications will not lead to issued patents;

●	it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents;

●	issued patents that we own or exclusively license may not provide us with any competitive advantage, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;

●	our competitors might conduct research and development activities in countries where we do not have patent rights, or in countries where research and development safe harbor laws exist, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

●	ownership, validity or enforceability of our or our licensors’ patents or patent applications may be challenged by third parties; and

●	the patents of third parties or pending or future applications of third parties, if issued, may have an adverse effect on our business.

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

We are highly dependent on the development, regulatory, commercialization and business development expertise of Roni Mamluk, M.D., Ph.D., our Chief Executive Officer and President, as well as the other principal members of our management, scientific and clinical teams. Although we have formal employment agreements, offer letters or consulting agreements with our executive officers, these agreements do not prevent them from terminating their services at-will with 60 days’ to three months’ advance notice.

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

Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, clinical trial data, proprietary business information, personal data and personally identifiable information of our clinical trial subjects and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Our information technology systems, as well as those of our CROs, other contractors and consultants, and other third parties that we interact with, are vulnerable to attack, damage or interruption from computer viruses, malware (e.g. ransomware), malicious code, hacking, cyberattacks, phishing attacks and other social engineering schemes, theft, natural disasters (including hurricanes), terrorism, war, power disruptions, telecommunication and electrical failures, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access or use by persons inside our organization or persons with access to systems inside our organization or other events or disruptions. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic and the current conflict between Russia and Ukraine, we and third parties who we interact with may also face increased cybersecurity risks due to increase reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we, our CROs, other contractors and consultants, and other third parties that we interact with may be unable to anticipate these techniques or implement adequate preventative measures. We, our CROs, other contractors and consultants, and other third parties that we interact with may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. System redundancy and other continuity measures may be ineffective or inadequate, and business continuity and disaster recovery planning may not be sufficient for all eventualities.

Although, to our knowledge, we have not experienced any such significant security breach to date, any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, significant regulatory penalties, and such an event could disrupt our operations, damage our reputation, and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay our clinical development of our product candidates. If such an event were to occur and cause interruptions in our operations or the operations of our CROs, other contractors and consultants, it could result in a material disruption of our development programs. For example, the loss of preclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of AL101, AL102 or any other product candidate could be delayed.

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

Our stock price may be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price which you paid for it. The market price for our common stock may be influenced by many factors, including:

●	any delay in the enrollment and completion of our clinical trials;

●	inability to obtain additional funding;

●	the success of competitive products or technologies;

●	actual or expected changes in our growth rate relative to our competitors;

●	results of clinical trials of our product candidates or those of our competitors;

●	developments related to our existing or any future collaborations;

●	adverse regulatory decisions;

●	regulatory actions with respect to our product candidates or our competitors’ products and product candidates;

●	regulatory or legal developments in the United States and other countries;

●	development of new product candidates that may address our markets and make our product candidates less attractive;

●	changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;

●	inability to obtain adequate product supply for AL101, AL102 or any other product candidate, or the inability to do so at acceptable prices;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key scientific or management personnel;

●	the level of expenses related to any of our product candidates or clinical development programs;

●	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

●	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

●	actual or expected changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	changes in the structure of healthcare payment systems;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	announcements of significant acquisitions, strategic collaborations, joint ventures or capital commitments by us or our competitors;

●	significant lawsuits, including patent or shareholder litigation, and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	trading volume of our common stock;

●	short selling activities;

●	general economic, industry and market conditions; and

●	the other factors described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

In addition, the trading prices for common stock of other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic and the current conflict between Russia and Ukraine. These situations continue to rapidly evolve. The extent to which they may impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

Based on the number of shares of common stock outstanding as of December 31, 2021, our executive officers, directors and stockholders who own more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 78% of our outstanding voting stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors, the composition of our management and approval of any merger, consolidation or sale of all or substantially all of our assets.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. There were 14,080,383 shares of common stock outstanding as of December 31, 2021. Of those shares 9,005,411 shares were previously restricted as a result of securities laws or lock-up agreements, but are now eligible to be sold, unless held by one of our affiliates, in which case the resale of those securities are subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended, or Rule 144. Moreover, certain holders of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. Pursuant to the 2021 Purchase Agreement (as defined herein), we agreed to use reasonable best efforts to register 2,249,998 shares issued, or issuable upon exercise of warrants issued, in the Private Placement (as defined herein), on a registration statement on Form S-3 promptly following the date such form is available for use by us, but in no event later than June 15, 2021. On June 6, 2021, we registered 2,249,998 shares, of which 333,333 shares were issued and outstanding and 1,916,665 shares were issuable upon exercise of warrants to purchase shares of common stock, on a registration statement on Form S-3 (File No. 333-256793). We have also registered all shares of common stock that issued under our equity compensation plans. Such shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the closing of our initial public offering. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report on Form 10-K;

●	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

●	reduced disclosure obligations regarding executive compensation; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Provisions in our restated certificate of incorporation and our restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:

●	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

●	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from filling vacancies on our board of directors;

●	the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

●	the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our restated certificate of incorporation regarding the election and removal of directors;

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

●	the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

●	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To remain in compliance with Section 404, we need to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that in certain periods we will not be able to conclude, within the prescribed time frame or at all, that our internal control over financial reporting is effective as required by Section 404. Additionally, if we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, would be your sole source of gain.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our common stock would be your sole source of gain on an investment in our common stock for the foreseeable future. See “Dividends” under Part II Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to us, any of which could adversely affect our business operations and financial performance. For example, the United States government may enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate, an increase in the tax rate applicable to the global intangible low-taxed income and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. In particular, in connection with the 2022 U.S. federal budget reconciliation, U.S. Congressional committees have proposed changes to tax law that could result in additional federal income taxes being imposed on us. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers or our customers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal office is located at Oppenheimer 4, Rehovot 7670104, Israel, where we lease office and laboratory space under a lease agreement that terminates in 2029. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Executive Officers
Roni Mamluk, Ph.D.	54	Chief Executive Officer, President and Director
Yossi Maimon, CPA, M.B.A.	51	Chief Financial Officer
Gary Gordon, M.D., Ph.D.	69	Chief Medical Officer
Directors
David Sidransky, M.D.	61	Chairman of the Board of Directors
Murray A. Goldberg	77	Director
Robert Spiegel, M.D., F.A.C.P.	72	Director
Vered Bisker-Leib, Ph.D., M.B.A.	51	Director

Executive Officers

Roni Mamluk, Ph.D. has served as our Chief Executive Officer and President and a member of our board of directors since November 2017. Prior to joining us, Dr. Mamluk held various management positions at Chiasma, Inc., a biopharmaceutical company, including as Chief Executive Officer from April 2013 to March 2015 and has served as a member of its board of directors since June 2017. Prior to her time at Chiasma, Dr. Mamluk was the head of preclinical development of an oncology product at Adnexus Therapeutics Inc., a biopharmaceutical company, from April 2004 to June 2006.

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

Murray A. Goldberg has served as a member of our board of directors since December 2017. Mr. Goldberg held various management positions at Regeneron Pharmaceuticals, Inc., a biopharmaceutical company, from March 1995 to March 2015, including as Senior Vice President of Administration and Assistant Secretary from October 2013 to March 2015, as Chief Financial Officer and Senior Vice President, Finance and Administration and Assistant Secretary from March 1995 to October 2013 and as Treasurer from March 1995 to October 2012. Mr. Goldberg previously served on the boards of directors of Aerie Pharmaceuticals Inc., a biopharmaceutical company, from August 2013 to June 2020, where he also served as the chairman of its audit committee, and Teva Pharmaceuticals Industries Ltd. from July 2017 to June 2020. Mr. Goldberg received a B.S. in Engineering from New York University, a Master’s degree in International Economics from the London School of Economics and an M.B.A. from the University of Chicago. We believe that Mr. Goldberg is qualified to serve on our board of directors because of his broad financial, operational and transactional experience in the industry.

Robert Spiegel, M.D., F.A.C.P. has served as a member of our board of directors since December 2017. Since 2012, Dr. Spiegel has served as an Associate Professor at the Weill Cornell Medical School. In addition, Dr. Spiegel has served as a Senior Advisor to Warburg Pincus, a private equity firm, and an Advisor to the Israel Biotech Fund, a venture investment fund since 2010 and 2016, respectively. Prior to these positions, Dr. Spiegel served as Chief Medical Officer of PTC Therapeutics, Inc., a biopharmaceutical company, from March 2011 to April 2016. Prior to his time at PTC Therapeutics, Dr. Spiegel held various management positions at Schering-Plough Corporation, a global healthcare company, including as Chief Medical Officer and Senior Vice President of the Schering-Plough Research Institute, the pharmaceutical research arm of the Schering-Plough Corporation from 1998 to 2009. Dr. Spiegel is currently a member of the board of directors of Geron Corporation and Cyclacel Pharmaceuticals, Inc., biopharmaceutical company, since 2010 and 2018, respectively. Dr. Spiegel has previously served as a member of the board of directors for Sucampo Pharmaceuticals, Inc., a biopharmaceutical company, Edge Therapeutics, Inc., a biotechnology company, Avior Computing Corporation, a privately-held governance risk and compliance process technology company, Talon Therapeutics, Inc., a biopharmaceutical company, Capstone Therapeutics Corp., a biotechnology company, the Cancer Institute of New Jersey and Cancer Care New Jersey. Dr. Spiegel received a B.A. in 1971 from Yale University and an M.D. from the University of Pennsylvania in 1975. Following his residency in internal medicine, Dr. Spiegel completed a fellowship in medical oncology at the National Cancer Institute. We believe that Dr. Spiegel’s extensive medical and scientific knowledge as well as his experience in the life science industry qualifies him to serve on our board of directors.

Vered Bisker-Leib, Ph.D., M.B.A. has served as a member of our board of directors since August 2020. Dr. Bisker-Leib is the President and Chief Operating Officer of Compass Therapeutics, Inc. where she has been a member of the executive leadership team since November 2017. Prior to Compass, Dr. Bisker-Leib advised Atlas Ventures portfolio companies as an entrepreneur-in-residence from November 2016 to November 2017. Previously, as the Chief Business Officer of Cydan Development, Inc. from October 2014 to October 2016, Dr. Bisker-Leib founded biotech companies focused on therapies addressing rare diseases, including Imara Inc. Dr. Bisker-Leib was a member of Bristol-Myers Squibb’s strategic transactions group where she assumed roles of increasing responsibility across five therapeutic areas, most recently as an Executive Director and Global Head of business development for the cardiovascular and metabolic franchises. Dr. Bisker-Leib received a Ph.D. in Chemical Engineering and an M.B.A. from the University of Massachusetts, Amherst. Dr. Bisker-Leib has a B.Sc. in Chemical Engineering from the Israel Institute of Technology, Haifa. We believe that Dr. Bisker-Leib’s extensive experience in the life-science industry qualifies her to serve on our board of directors.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is traded on The Nasdaq Global Market under the symbol “AYLA.” On March 1, 2022, there were 22 holders of record of our common stock.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. A discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019 has been reported previously in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 24, 2021, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We are currently evaluating AL102, our oral GSI for the treatment of desmoid tumors, in a Phase 2/3 pivotal study. Initial interim data read-out from Part A and dose selection is expected around mid-2022 with Part B of the study to commence immediately thereafter. Part B of the study will be a double-blind placebo-controlled study enrolling up to 156 patients with progressive disease, randomized between AL102 or placebo. The study’s primary endpoint will be progression free survival, or PFS with secondary endpoints including ORR, duration of response, or DOR and patient reported QOL measures.

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

We are currently conducting our ongoing Phase 2 ACCURACY trial for the treatment of recurrent/metastatic adenoid cystic carcinoma, or R/M ACC, in subjects with progressive disease and Notch-activating mutations. If approved, we believe that AL101 has the potential to be the first therapy approved by the FDA for patients with R/M ACC and address the unmet medical need of these patients. AL101 was granted Orphan Drug Designation in May 2019 for the treatment of adenoid cystic carcinoma, or ACC, and fast track designation in February 2020 for the treatment of R/M ACC. In the second quarter of 2020, we commenced dosing of patients in our ACCURACY trial for the treatment of R/M ACC with Notch-activating mutations at the higher dose of 6mg. We reported initial data from this trial in 2021 and plan to report additional data in 2022.

We are also developing AL102 for the treatment of T-ALL, an aggressive, rare form of T-cell specific leukemia. Based on findings from our Phase 1 study of AL101 and supporting data from our preclinical studies, we intend to commence a Phase 2 clinical trial of AL102 for the treatment of R/R T-ALL in the second half of 2022, subject to the impact of COVID-19 on our business.

As part of our efforts to focus our resources on the more advanced programs and studies including the RINGSIDE study in desmoid tumors and the ACCURACY study for ACC, we elected to discontinue the TENACITY trial, which was evaluating AL101 as a monotherapy in an open-label Phase 2 clinical trial for the treatment of patients with Notch-activated R/M TNBC.

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

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were $40.3 million and $30.1 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $111.1 million. We anticipate that our expenses will increase significantly as we:

●	advance our development of AL101 for the treatment of R/M ACC;

●	advance our Phase 2/3 RINGSIDE pivotal trial of AL102 for the treatment of desmoid tumors, or obtain and conduct clinical trials for any other product candidates;

●	assuming successful completion of our Phase 2 ACCURACY trial of AL101 for the treatment of R/M ACC, may be required by the FDA to complete Phase 3 clinical trials to support submission of a New Drug Application, or NDA, of AL101 for the treatment of R/M ACC;

●	establish a sales, marketing and distribution infrastructure to commercialize AL101 and/or AL102, if approved, and for any other product candidates for which we may obtain marketing approval;

●	collaborate with leading diagnostic companies to develop diagnostic tests for identifying patients with Notch-activating mutations;

●	maintain, expand, protect and enforce our intellectual property portfolio;

●	hire additional staff, including clinical, scientific, technical, regulatory operational, financial, commercial and other personnel, to execute our business plan; and

●	add clinical, scientific, operational, financial and management information systems and personnel to support our product development and potential future commercialization efforts, and to enable us to operate as a public company.

We do not expect to generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for a product candidate. Additionally, we currently use contract research organizations, or CROs, to carry out our clinical development activities. Furthermore, we incur additional costs associated with operating as a public company. As a result, we will need substantial additional funding to support our continuing operations, pursue our growth strategy and continue as a going concern. Until such time as we can generate significant revenue from product sales, if ever, we expect to fund our operations through public or equity offerings or debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current or any future product candidates.

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

As of December 31, 2021, we had cash and cash equivalents and restricted cash totaling $37.3 million. Due to the uncertainty in securing additional funding, and the insufficient amount of cash and cash equivalent resources at December 31, 2021, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Annual Report on Form 10-K. See “—Liquidity and Capital Resources.” Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. We will need to generate significant revenues to achieve profitability, and we may never do so. Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates, the development of our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses required for completing the research and development of our product candidates.

If we raise additional funds through marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, intellectual property, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate product candidate development programs or future commercialization efforts, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves or discontinue operations.

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

Revenue associated with the research and development services in the amount of $3.5 million was recognized in the year ended December 31, 2021, compared to $3.7 million in fiscal year 2020.

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

The following table summarizes our research and development expenses by product candidate or development program for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Program-specific costs:
AL101
ACC	$15,363	$13,684
TNBC	8,051	6,828
General Expenses	1,484	1,563
AL102
General Expenses	42	39
Desmoid	5,001	292
Total research and development expenses	$29,941	$22,406

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to be significant for the foreseeable future as we continue to advance our pivotal Phase 2/3 RINGSIDE study of AL102 for the treatment of desmoid tumors and initiate additional clinical trials, including AL102 for the treatment of R/R T-ALL, scale our manufacturing processes, continue to develop additional product candidates and hire additional clinical and scientific personnel.

The successful development of AL101, AL102 and any future product candidate is highly uncertain. Accordingly, at this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the development of these product candidates. We are also unable to predict when, if ever, we will generate revenue and material net cash inflows from the commercialization and sale of any of our product candidates for which we may obtain marketing approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of preclinical studies, clinical trials and development of our product candidates will depend on a variety of factors, including:

●	successful completion of clinical trials with adequate safety, tolerability and efficacy profiles for AL101, AL102 and any potential future product candidates that are satisfactory to the FDA or any comparable foreign regulatory authority;

●	approval of INDs for AL101 and AL102 and any potential future product candidate to commence planned or future clinical trials in the United States or foreign countries;

●	significant and changing government regulation and regulatory guidance;

●	timing and receipt of marketing approvals from applicable regulatory authorities;

●	establishing arrangements with contract manufacturing organizations, or CMOs, for third-party clinical and commercial manufacturing to obtain sufficient supply of our product candidates;

●	obtaining, maintaining, protecting and enforcing patent and other intellectual property rights and regulatory exclusivity for our product candidates;

●	commercializing the product candidates, if and when approved, whether alone or in collaboration with other organizations;

●	acceptance of the product, if and when approved, by patients, the medical community and third-party payors;

●	competition with other therapies; and

●	maintenance of a continued acceptable safety profile of the products following approval.

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

Financial Income, Net

Financial income, net primarily consists of interest income earned on our cash and cash equivalents and restricted bank deposits.

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

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing purchase orders and open contracts, communicating with our personnel to identify services that have been performed on our behalf and calculating the level of service performed and the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make calculations of our accrued expenses as of each balance sheet date in our consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our calculations with the service providers and make adjustments if necessary. The significant calculation in our accrued research and development expenses include the following costs incurred for services in connection with research and development activities for which we have not yet been invoiced:

●	vendors in connection with clinical development activities;

●	vendors in connection with the testing of clinical trial materials;

●	CROs in connection with clinical trials; and

●	investigative sites in connection with clinical trials.

We contract with CROs to conduct clinical and other research and development services on our behalf. We base our expenses related to CROs on our calculations of the services received and efforts expended pursuant to quotes and contracts with them. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our CROs will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our calculations to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior calculations of accrued research and development expenses.

Stock-Based Compensation

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

Previously, as a private company with no active public market for our common stock, our board of directors historically determined the fair value of our common stock on each date of grant, with input from management. Our board of directors periodically determined the estimated per share fair value of our common stock at various dates using valuations performed by third parties. All options to purchase shares of our common stock were intended to be granted with an exercise price per share no less than the fair value per share of our common stock underlying those options on the date of grant, based on the information known to us on the date of grant. Our determinations of the fair value of our common stock were made using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation, or the Practice Guide.

Our board of directors considered various objective and subjective factors, along with input from management, to determine the fair value of our common stock, including:

●	the lack of an active public market for our common stock and convertible preferred stock;

●	the prices at which we sold shares of our convertible preferred stock in arm’s-length transactions and the superior rights, preferences and privileges of the convertible preferred stock relative to our common stock, including the liquidation preferences of our preferred stock;

●	our results of operations and financial condition, including cash on hand;

●	the material risks related to our business;

●	our stage of development and business strategy;

●	the composition of, and changes to, our management team and board of directors;

●	the market performance of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed initial public offerings, or IPOs, of companies in the life sciences and biotechnology sectors; and

●	the likelihood of achieving a liquidity event such as an IPO given prevailing market conditions.

Our valuations were prepared in accordance with the guidelines in the Practice Guide, which prescribes several valuation approaches for setting the value of an enterprise, such as the cost, income and market approaches, and various methodologies for allocating the value of an enterprise to its common stock. Through September 2019, we utilized the option pricing method, or OPM, and a guideline transaction method, which we believed was the most appropriate for each of the valuations of our common stock performed by our independent third-party valuation specialist. The OPM treats our security classes as call options on total equity value, and allocates our equity value across its security classes based on the rights and preferences of the securities within the capital structure under an assumed liquidation event. The OPM method is used when the range of possible future outcomes is difficult to predict and forecasts would be highly speculative. We believed this method was the most appropriate given the expectation of various potential liquidity outcomes and the difficulty of selecting appropriate enterprise values given our early stage of development, while allowing us to accurately capture the potential downside risk of our clinical-stage assets. Beginning in November 2019, for options granted after September 30, 2019, we utilized a hybrid of the OPM and Probability-Weighted Expected Return Method, or PWERM. The PWERM is a scenario based analysis that estimates the value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class. Under this hybrid method, we considered both the initial public offering liquidity scenario and an alternative scenario in the event an initial public offering does not occur. In October 2019, we engaged a new third-party valuation firm to retrospectively estimate the value of our common stock as of certain prior dates. Stock-based compensation was awarded as a result of such retrospective valuations.

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

Results of Operations

Comparison of the year ended December 31, 2021 and 2020

The following table summarizes our results of operations for the year ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020	% Change
Revenue from license agreement	$3,506	$3,708	(5)%
Cost of revenue	(3,506)	(3,708)	(5)
Gross profit	—	—	—
Operating expenses:
Research and development	29,941	22,406	34
General and administrative	9,277	7,371	26
Operating loss	(39,218)	(29,777)	32
Financial income (expense), net	(260)	56	(564)
Loss before income tax	(39,478)	(29,721)	33
Taxes on income	(776)	(425)	83
Net loss	$(40,254)	$(30,146)	34%

Revenue

Revenue associated with the research and development services under the Novartis Agreement in the amount of $3.5 million was recognized in the year ended December 31, 2021, compared to $3.7 million recognized in fiscal year 2020. For additional details regarding the Novartis Agreement, refer to Note 5 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Research and Development Expenses

Research and development expenses were $29.9 million for the year ended December 31, 2021 compared to $22.4 million for the year ended December 31, 2020, an increase of $7.5 million. This increase was primarily driven by additional costs in connection with the initiation and advancement of the Phase 2/3 RINGSIDE pivotal study for desmoids tumors.

General and Administrative Expenses

General and administrative expenses were $9.3 million for the year ended December 31, 2021 compared to $7.4 million for the year ended December 31, 2020, an increase of $1.9 million. This increase was primarily due to higher expenses in connection with our operations as a public company, including officer and director insurance, increased headcount and stock-based compensation.

Financial Income (expense), net

Financial expense, net was $260 thousand for the year ended December 31, 2021 compared to financial income, net of $56 thousand for the year ended December 31, 2020.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were $40.3 million and $30.1 million for the year ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $111.1 million.

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

In June 2021, we entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $200.0 million in “at-the-market” offerings, under our Registration Statement on Form S-3 (File No. 333-256792) filed with the SEC on June 4, 2021 (the “ATM”). Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through The Nasdaq Global Market or on any other existing trading market for our common stock. Pursuant to the Sales Agreement, during the year ended December 31, 2021, we sold a total of 827,094 shares of common stock for total gross proceeds of approximately $10.4 million.

The exercise price and the number of shares of common stock issuable upon exercise of each Private Placement Warrant are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. In addition, in certain circumstances, upon a fundamental transaction, a holder of Common Warrants will be entitled to receive, upon exercise of the Common Warrants, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Private Placement Warrants immediately prior to the fundamental transaction. The Pre-Funded Warrants will be automatically exercised on cashless basis upon the occurrence of a fundamental transaction. Each Common Warrant is exercisable from the date of issuance and has a term of three years and each Pre-Funded Warrant is exercisable from the date of issuance and has a term of ten years. Pursuant to the 2021 Purchase Agreement, we registered the Private Placement Shares and Private Placement Warrants for resale by the Investors on a registration statement on Form S-3.

The Private Placement was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

The following table provides information regarding our total cash and cash equivalents and restricted bank cash at December 31, 2021 and 2020 (in thousands):

	As of December 31,
	2021	2020
Cash and cash equivalents and restricted cash	$37,339	$42,370

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2021 and 2020 (in thousands):

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(38,356)	$(27,541)
Net cash (used in) provided by investing activities	(5)	181
Net cash provided by financing activities	33,330	52,922
Net increase (decrease) in cash and cash equivalents and restricted cash	$(5,031)	$25,562

Net Cash Used in Operating Activities

The cash used in operating activities resulted primarily from expenses associated with our clinical development programs and early-stage research and general and administrative expenses.

Net cash used in operating activities during the year ended December 31, 2021 of $38.4 million was primarily attributable to our net loss of $40.3 million, adjusted for stock-based compensation of $2.7 million.

Net cash used in operating activities during the year ended December 31, 2020 of $27.5 million was primarily attributable to our net loss of $30.1 million, adjusted for non-cash expenses of $2.6 million, which includes stock-based compensation of $1.6 million and a net decrease in working capital of $1.0 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2021, of $5 thousand was attributable to purchases of property and equipment.

Net cash provided by investing activities during the year ended December 31, 2020, of $181 thousand was primarily attributable to maturing of bank deposits.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the year ended December 31, 2021 of 33.3 million was primarily attributable to our issuance of shares and warrants, net of issuance costs.

Net cash provided by financing activities during the year ended December 31, 2020 of $52.9 million was primarily attributable to our IPO, net of issuance costs.

Funding Requirements and Going Concern

We expect our expenses to continue to be significant in connection with our ongoing activities, particularly as we continue the research and development for, initiate later-stage clinical trials for, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of December 31, 2021, we had cash and cash equivalents and restricted cash of $37.3 million. We evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the audited consolidated financial statements are issued. Due to the uncertainty in securing additional funding, and the insufficient amount of cash and cash equivalent resources at December 31, 2021, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Annual Report on Form 10-K.

Our future capital requirements will depend on many factors, including:

●	the costs of conducting future clinical trials of AL101 and AL102;

●	the costs of manufacturing additional material for future clinical trials of AL101 and AL102;

●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;

●	the costs, timing and outcome of regulatory review of our product candidates;

●	the achievement of milestones or occurrence of other developments that trigger payments under any current or future license, collaboration, or other agreements;

●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining, protecting and enforcing our intellectual property rights and defending intellectual property-related claims;

●	the severity, duration and impact of the COVID-19 pandemic, which may adversely impact our business and clinical trials;

●	our headcount growth and associated costs as we expand our business operations and our research and development activities; and

●	the costs of operating as a public company.

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

If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, such as the Novartis Agreement, we may have to relinquish valuable rights to our technologies, intellectual property, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves or discontinue operations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of December 31, 2020, and 2021, our cash equivalents consisted of interest-bearing checking accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature and the low-risk profile of our interest-bearing accounts, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents and short-term restricted bank deposits or on our financial position or results of operations. We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors located in Europe and Israel. Our operations may be subject to fluctuations in foreign currency exchange rates in the future. Inflation generally affects us by increasing our clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2020 or 2021.

Item 8. Financial Statements and Supplementary Data.

AYALA PHARMACEUTICALS, INC.

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

AYALA PHARMACEUTICALS, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ayala Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a negative cash flows from operating activities, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

We have served as the Company’s auditor since 2017.

Tel-Aviv, Israel

March 28, 2022

AYALA PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current Assets:
Cash and Cash Equivalents	$36,982	$42,025
Short-Term Restricted Bank Deposits	122	90
Trade Receivables	-	681
Prepaid Expenses and Other Current Assets	2,636	1,444
Total Current Assets	39,740	44,240
Long-Term Assets:
Other Assets	267	305
Property and Equipment, Net	1,120	1,283
Total Long-Term Assets	1,387	1,588
Total Assets	$41,127	$45,828
Liabilities and Stockholders’ Equity:
Current Liabilities:
Trade Payables	$3,214	$3,726
Other Accounts Payables	3,258	3,151
Total Current Liabilities	6,472	6,877
Long-Term Liabilities:
Long-Term Rent Liability	497	553
Total Long-Term Liabilities	$497	$553
Stockholders’ Equity:
Common Stock of $0.01 par value per share; 200,000,000 shares authorized at December 31, 2021 and 2020; 14,080,383 and 12,824,463 shares issued at December 31, 2021 and 2020, respectively; 13,956,035 and 12,728,446 shares outstanding at December 31, 2021 and 2020, Respectively.	$139	$128
Additional Paid-in Capital	145,160	109,157
Accumulated Deficit	(111,141)	(70,887)
Total Stockholders’ Equity	34,158	38,398
Total Liabilities and Stockholders’ Equity	$41,127	$45,828

The accompanying notes are an integral part of the consolidated financial statements.

AYALA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except shares and per shares data)

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Revenue from License Agreement	$3,506	$3,708
Cost of Revenue	(3,506)	(3,708)
Gross Profit	—	—
Research and Development	$29,941	$22,406
General and Administrative	9,277	7,371
Operating Loss	(39,218)	(29,777)
Financial income (expenses), net	(260)	56
Loss before taxes on income	(39,478)	(29,721)
Taxes on Income	(776)	(425)
Net Loss	$(40,254)	$(30,146)
Net Loss per Share attributable to Common Stockholders, Basic and Diluted	$(2.80)	$(3.06)
Weighted Average Shares Used to Compute Net Loss per Share, Basic and Diluted	14,398,905	9,860,610

The accompanying notes are an integral part of the consolidated financial statements.

AYALA PHARMACEUTICALS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

U.S. dollars in thousands (except share amounts)

	Convertible Preferred Stock									Total
	Series A Preferred		Series B Preferred					Additional		Stockholders’
	Stock		Stock		Total	Common Stock		paid-in	Accumulated	(Deficit)
	Number	Amount	Number	Amount	Amount	Number	Amount	capital	Deficit	Equity

Balance as of December 31, 2019	3,679,778	$23,823	3,750,674	$29,550	$53,373	4,998,874	$51	$1,770	$(40,741)	$(38,920)
Conversion of Preferred Stock into Common stock	(3,679,778)	(23,823)	(3,750,674)	(29,550)	(53,373)	3,715,222	37	53,336	—	53,373
Issuance of Common Stock, Initial Public Offering, net of Issuance Cost of $2,730	—	—	—	—	—	3,940,689	39	52,202	—	52,241
Exercise of Stock Option	—	—	—	—	—	54,999	1	280	—	281
Stock Based Compensation	—	—	—	—	—	18,662	*	1,569		1,569
Net Loss	—	—	—	—	—	—	—	—	(30,146)	(30,146)
Balance as of December 31, 2020	—	$—	—	$—	$—	12,728,446	$128	$109,157	$(70,887)	$38,398
Proceeds from Issuance of common stock and warrants, net of issuance cost of $1,724	—	—	—	—	—	333,333	3	23,259	—	23,262
Proceeds from Issuance of common stock net of issuance cost of $438	—	—	—	—	—	827,094	8	9,959	—	9,967
Exercise of Stock Options	—	—	—	—	—	18,328	*	101	—	101
Stock Based Compensation	—	—	—	—	—	48,834	*	2,684	—	2,684
Net Loss	—	—	—	—	—	—	—	—	(40,254)	(40,254)
Balance as of December 31, 2021	—	$—	—	$—	$—	13,956,035	$139	$145,160	$(111,141)	$34,158

*	Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements.

AYALA PHARMACEUTICALS, INC.

STATEMENTS OF CONSOLIDATED CASH FLOWS

U.S. dollars in thousands

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net Loss	$(40,254)	$(30,146)
Adjustments to reconcile Net Loss to Net Cash used in Operating Activities:
Shared Based Compensation	2,684	1,569
Depreciation	168	182
Increase in Prepaid Expenses and other Assets	(1,174)	(1,029)
Decrease (Increase) in trade receivables	681	(212)
Increase in Trade Payables	(512)	451
Increase in other Accounts Payable	51	1,644
Net Cash used in Operating Activities	(38,356)	(27,541)
Cash Flows from Investing Activities:
Proceeds from Maturities of Long-Term Deposits	—	226
Purchase of Property and Equipment	(5)	(45)
Net Cash provided by (used in) Investing Activities	(5)	181
Cash Flows from Financing Activities:
Exercise of Stock Options	101	281
Issuance of shares and warrants, net	23,262	—
Proceeds from Issuance of Shares, net	9,967	52,641
Net Cash provided by Financing Activities	33,330	52,922
Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	(5,031)	25,562
Cash and Cash Equivalents and Restricted Cash at Beginning of the Year	42,370	16,808
Cash and Cash Equivalents and Restricted Cash at End of the Year	$37,339	$42,370
Supplemental Disclosure of Non-Cash Financing Activities
Non-cash Deferred Offering Costs	$-	$400
Supplemental Disclosures of Cash Flow Information:
Cash Received for Interest	$12	$58
Cash Paid for Income Taxes	$209	$300
Cash Received for Income Taxes	$32	$-

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Cash and Cash Equivalents	$36,982	$42,025
Restricted Cash	122	90
Restricted Cash in Other Assets	235	255
Cash and Cash Equivalents and Restricted Cash at End of the Year	$37,339	$42,370

The accompanying notes are an integral part of the consolidated financial statements.

AYALA PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	General

a)	Ayala Pharmaceuticals, Inc. (the “Company”) was incorporated in November 2017. The Company is a clinical stage oncology company dedicated to developing and commercializing small molecule therapeutics for patients suffering from rare and aggressive cancers, primarily in genetically defined patient populations. The Company’s current portfolio of product candidates, AL101 and AL102, target the aberrant activation of the Notch pathway with gamma secretase inhibitors.

b)	In 2017, the Company entered into an exclusive worldwide license agreement with respect to AL101 and AL102. See note 5.

c)	The Company’s lead product candidates, AL101 and AL102, have completed preclinical and Phase 1 studies. AL102 is currently being evaluated in a pivotal Phase 2/3 trial (RINGSIDE) in patients with Desmoids tumors and is being evaluated in a Phase 1 clinical trial in combination with Novartis’ BMCA targeting agent, WVT078, in Patients with relapsed/refractory Multiple Myeloma. AL101 is currently being evaluated in a Phase 2 trial (ACCURACY) in patients with recurrent/metastatic adenoid cystic carcinoma (“R/M ACC”) bearing Notch-activating mutations is ongoing.

d)	The Company has a wholly-owned Israeli subsidiary, Ayala-Oncology Israel Ltd. (the “Subsidiary”), which was incorporated in November 2017.

Initial Public Offering and Other Transactions

On May 12, 2020, the Company completed the sale of shares of its common stock in its IPO. In connection with the IPO, the Company issued and sold 3,940,689 shares of its common stock, par value $0.01 per share (“Common Stock”) including 274,022 shares associated with the partial exercise on June 4, 2020 of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share, resulting in net proceeds to the Company of approximately $52.2 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. All shares issued and sold were registered pursuant to a registration statement on Form S-1 (File No. 333-236942), as amended, declared effective by the U.S. Securities and Exchange Commission (the “Commission”) on May 7, 2020.

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

On February 19, 2021, the Company entered into a Securities Purchase Agreement (the “2021 Purchase Agreement”) with the purchasers named therein (the “Investors”). Pursuant to the 2021 Purchase Agreement, the company agreed to sell (i) an aggregate of 333,333 shares of our common stock (the “Private Placement Shares”), par value $0.01 per share, together with warrants to purchase an aggregate of 116,666 shares of its Common Stock with an exercise price of $18.10 per share (the “Common Warrants”), for an aggregate purchase price of $4,999,995.00 and (ii) pre-funded warrants to purchase an aggregate of 1,333,333 shares of its Common Stock with an exercise price of $0.01 per share (the “Pre-Funded Warrants” and collectively with the Common Warrants, the “Private Placement Warrants”), together with an aggregate of 466,666 Common Warrants, for an aggregate purchase price of $19,986,661.67 (collectively, the “Private Placement”). The Private Placement closed on February 23, 2021.

In June 2021, the Company entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which the Company may, from time to time, issue and sell Common Stock with an aggregate value of up to $200.0 million in “at-the-market” offerings, under its Registration Statement on Form S-3 (File No. 333-256792) filed with the SEC on June 4, 2021 (the “ATM”). Sales of Common Stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through The Nasdaq Global Market or on any other existing trading market for its Common Stock. Pursuant to the Sales Agreement, during the year ended December 31, 2021, the Company sold a total of 827,094 shares of Common Stock for total gross proceeds of approximately $10.4 million.

Going Concern

The Company has incurred recurring losses since inception as a research and development organization and has an accumulated deficit of $111.1 million as of December 31, 2021. For the year ended December 31, 2021, the Company used $38.4 million of cash in operations. The Company has relied on its ability to fund its operations through public and private equity financings. The Company expects operating losses and negative cash flows to continue at significant levels in the future as it continues its clinical trials. As of December 31, 2021, the Company had approximately $37.3 million in cash and cash equivalents and restricted cash, which, without additional funding, the Company believes will not be sufficient to meet its obligations within the next twelve months from the date of issuance of these consolidated financial statements. The Company plans to continue to fund its operations through public or private debt and equity financings, but there can be no assurances that such financing will continue to be available to the Company on satisfactory terms, or at all. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate its research and development programs, which could adversely affect its business prospects, or the Company may be unable to continue operations. As such, those factors raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Therefore, the consolidated financial statements for the year ended December 31, 2021 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

Cash and Cash Equivalents and Short-term restricted bank deposits

The Company considers all highly liquid certificates of deposits with original maturities of three months or less from the purchase date to be cash equivalents. Cash equivalents consist primarily of amounts invested in money market accounts in the United States and are stated at fair value. Short-term restricted bank deposits consist of a bank deposit accounts that serves as collateral for a credit card agreement and lease agreements at one of the Company’s financial institutions.

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

Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators of impairment exist and the undiscounted future cash flows that the assets are expected to generate are less than the carrying value of the assets, the Company reduces the carrying amount of the assets through an impairment charge, to their estimated fair values. During the years ended December 31, 2021, and 2020, no impairment indicators have been identified.

Accrued Post-Employment Benefit

Under Israeli employment laws, employees of the Company are included under Section 14 of the Severance Compensation Act, 1963 (“Section 14”) for a portion of their salaries. According to Section 14, these employees are entitled to monthly payments made by the Company on their behalf with insurance companies.

Payments in accordance with Section 14 release the Company from any future severance payments with respect to those employees. The obligation to make the monthly deposits is expensed as incurred. In addition, the aforementioned deposits are not recorded as an asset in the consolidated balance sheet, and there is no liability recorded as the Company does not have a future obligation to make any additional payments. Severance costs amounted to approximately $0.3 million and $0.2 million for the year ended December 31, 2021 and 2020, respectively.

The Company maintains a 401(k) retirement savings plan for its U.S. employees. Each eligible employee may elect to contribute a portion of the employee’s compensation to the plan. As of December 31, 2021, and 2020, the Company has matched 100% of all employee contributions, up to 6% of the employee’s base salary.

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

Research and Development

Research and development costs are expensed as incurred. Research and development costs include payroll and personnel expenses, consulting costs, external contract research and development expenses, raw materials, drug product manufacturing costs, and allocated overhead including depreciation, rent, and utilities. Research and development costs that are paid in advance of performance are classified as a prepaid expense and amortized over the service period as the services are provided.

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

Clinical Trial Costs

Clinical trial costs are a component of research and development expenses. The Company bases its expenses related to Clinical Research Organization (“CRO”) on the services received, and efforts expanded pursuant to agreements with them. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. In instances where payments made to CROs exceed the level of services provided and result in a prepayment of the research and development expenses. For reoccurring services fees, the Company calculates the time period over which services will be performed and the level of effort to be expanded in each period. If the actual timing of the performance of services varies from the calculation, the Company adjusts the accrual or amount of prepaid expenses accordingly. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Patent Costs

Legal and related patent costs are expensed as incurred as their realization is uncertain. Costs related to patent registration are classified as general and administrative expenses, and costs related to acquired patents are classified as research and development expenses in the accompanying consolidated statements of operations.

Contingent Liabilities

The Company accounts for its contingent liabilities in accordance with ASC No. 450, “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2021, and 2020, the Company is not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

Company’s trade receivables are from one customer as of December 31, 2021, and December 31, 2020. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis. The Company grants credit of 45 days to this one customer.

Stock-Based Compensation

The Company measures its stock-based payment awards made to employees, directors, and non-employee service providers based on estimated fair values. The fair value of each option award is estimated on the grant date using the Black-Scholes option pricing model. The Company recognizes compensation expenses based on the accelerated method over the requisite service period. The Company recognizes forfeitures of awards as they occur.

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

Revenue associated with the research and development services in the amount of $3.5 million and $3.7 million was recognized in 2021 and 2020 respectively.

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

In February 2016, the FASB issued ASU 2016-02—Leases, requiring the recognition of lease assets and liabilities on the balance sheet. The standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than 12 months. The standard will be effective for the Company for fiscal years beginning after December 15, 2021. The Company is currently evaluating the impact of adopting this new guidance on its financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The final guidance issued by the FASB for convertible instruments eliminates two of the three models in ASC 470-20 that require separate accounting for embedded conversion features. Separate accounting is still required in certain cases. Additionally, among other changes, the guidance eliminates some of the conditions for equity classification in ASC 815-40-25 for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

3.	Property and Equipment, net

Property and Equipment, net consists of the following:

	December 31,	December 31,
	2021	2020
	(in thousands)
Cost:
Computers and Software	$73	$73
Lab Equipment	294	293
Office Furniture and Equipment	146	142
Leasehold Improvements	1,105	1,105
	1,618	1,613
Less: Accumulated Depreciation	498	330
Property and Equipment, Net	$1,120	$1,283

Depreciation expenses for the years ended December 31, 2021, and 2020 was approximately $168 and $182, respectively.

4.	Other account payables

Other account payables consist of the following:

	December 31,	December 31,
	2021	2020
	(in thousands)
Accrued Professional Fees	$291	$657
Accrued Research and Development Expenses	56	101
Tax Provision	1,150	780
Accrued Payroll and Employee Benefits	1,761	1,613
Total Accrued Expenses	$3,258	$3,151

5.	Commitments and Contingent Liabilities

Lease

The Subsidiary rents its facilities under an operating lease agreement, which expired in November 2019.

In January 2019, the Company signed a new lease agreement. The term of the lease is for 63 months and includes an option to extend the lease for an additional 60 months. As part of the agreement, the lessor also provided the Company with finance in in the amount of approximately $0.5 million paid in arrears for of leasehold improvements. The financing was recorded as a Long-Term Rent Liability. The minimum rental payments under operating leases as of December 31, 2021, are as follows (in thousands):

Year ended December 31,	(in thousands)
2022	360
2023	360
2024	120
$840

The Subsidiary obtained a bank guarantee in the amount of approximately $0.2 million for its new office lease agreement.

The subsidiary leasing expense for the years ended December 2021 and 2020 was $0.3 million and $0.3 million, respectively.

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

Under the terms of the BMS Agreement, the Company was obligated to issue to BMS additional shares of preferred stock as would be required for BMS to maintain its 8% equity ownership in Company, subject to certain exceptions. This right terminated upon the closing of the sale of the Company’s Series B Preferred Stock. The Company estimates the fair value of this anti-dilution commitment using the probability weighted expected return method (“PWERM”). At the date of BMS Agreement, the Company recorded liability associated with the anti-dilution right in the amount of approximately $0.5 million, according to its fair value. For the year ended December 31, 2018, the Company recorded an income of approximately $0.5 million for the reassessment of the liability, within financial income, net, in the consolidated statement of operations.

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

BMS has the right to terminate the BMS License Agreement in its entirety upon written notice to the Company (a) for insolvency-related events involving the Company, (b) for the Company’s material breach of the BMS License Agreement if such breach remains uncured for a defined period of time, for the Company’s failure to fulfill its obligations to develop or commercialize the BMS Licensed Compounds and/or BMS Licensed Products not remedied within a defined period of time following written notice by BMS, or (d) if the Company or its affiliates commence any action challenging the validity, scope, enforceability or patentability of any of the licensed patent rights. The Company has the right to terminate the BMS License Agreement for convenience upon prior written notice to BMS, the length of notice dependent on whether a BMS Licensed Project has received regulatory approval, (b) upon immediate written notice to BMS for insolvency-related events involving BMS, (c) for BMS’s material breach of the BMS License Agreement if such breach remains uncured for a defined period of time, or (d) on a BMS Licensed Compound-by-BMS Licensed Compound and/or BMS Licensed Product-by-BMS Licensed Product basis upon immediate written notice to BMS if the Company reasonably determine that there are unexpected safety and public health issues relating to the applicable BMS Licensed Compounds and/or BMS Licensed Products.

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

6. Fair Value Measurements

As of December 31, 2021, the Company had no financial liabilities measured at fair value.

The following tables summarize the fair value measurements of our financial instruments as of December 31, 2021:

	Fair Value Measurements at December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		($in thousands)
Cash equivalents:
Money market funds	$32,900	$—	$—	$32,900
Total cash equivalents	$32,900	$—	$—	$32,900

The following tables summarize the fair value measurements of our financial instruments as of December 31, 2020:

	Fair Value Measurements at December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		($in thousands)
Cash equivalents:
Money market funds	$35,900	$—	$—	$35,900
Total cash equivalents	$35,900	$—	$—	$35,900

7. Common Stock

The Common Stock confer upon the holders the right vote in annual and special meetings of the Company, and to participate in the distribution of the surplus assets of the Company upon liquidation of the Company, after the distribution of the preferred stock liquidation preference. No dividends have been declared as of December 31, 2021 and 2020.

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

In connection with the IPO, the Company effected a one-for-two reverse stock split of its Common Stock which became effective on May 4, 2020. Upon the closing of the IPO, all of the outstanding shares of Series A preferred stock and Series B preferred stock automatically converted into an aggregate of 3,715,222 shares of Common Stock . Subsequent to the closing of the IPO, there were no shares of preferred stock outstanding, and amended the authorized capital stock of the company to (i) 200,000,000 shares of Common Stock (ii) 10,000,000 shares of Preferred Stock.

On February 19, 2021, we entered into a Securities Purchase Agreement (the “2021 Purchase Agreement”) with the purchasers named therein (the “Investors”). Pursuant to the 2021 Purchase Agreement, we agreed to issue (i) an aggregate of 333,333 shares of our common stock (the “Private Placement Shares”), par value $0.01 per share, together with warrants to purchase an aggregate of 116,666 shares of our common stock with an exercise price of $18.10 per share (the “Common Warrants”), for an aggregate purchase price of $4,999,995.00 and (ii) pre-funded warrants to purchase an aggregate of 1,333,333 shares of our common stock with an exercise price of $0.01 per share (the “Pre-Funded Warrants” and collectively with the Common Warrants, the “Private Placement Warrants”), together with an aggregate of 466,666 Common Warrants, for an aggregate purchase price of $19,986,661.67 (collectively, the “Private Placement”). The Private Placement closed on February 23, 2021. The Company had issuance costs of approximately $1.715 million. The Private Placement closed on February 23, 2021. The warrants were classified as a component of permanent equity pursuant to ASC 480 “Distinguishing Liabilities from Equity” and ASC 815 “Derivatives and Hedging.” As of December 31, 2021, the 1,799,999 warrants are all outstanding.

In June 2021, we entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $200.0 million in “at-the-market” offerings, under our Registration Statement on Form S-3 (File No. 333-256792) filed with the SEC on June 4, 2021 (the “ATM”). Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through The Nasdaq Global Market or on any other existing trading market for our common stock. Pursuant to the Sales Agreement, during the twelve months ended December 31, 2021, the Company issued a total of 827,094 shares of common stock for total gross proceeds of approximately $10.4 million.

Total shares of Common Stock reserved for issuance are summarized as follows:

	December 31,	December 31,
	2021	2020
Options Outstanding	900,789	695,674
Warrants for common shares of the company.	1,799,999
Shares available for future option grants	593,040	387,736
Total shares of Common Stock reserved for Issuance	3,293,828	1,083,410

Composition of Capital Stock:

	December 31, 2021			December 31, 2020
		Issued and			Issued and
	Authorized	outstanding		Authorized	outstanding
Shares of USD 0.01 par value:
Common Stock	200,000,000	13,956,035	*	200,000,000	12,728,446	*

*	Does not include 124,348 and 96,017 shares of restricted Common Stock issued but not outstanding in 2021 and 2020, respectively.

8. Stock-Based Plans

In 2017, the Company’s board of directors adopted the 2017 Stock Incentive Plan (the “Plan”). According to the Plan, share awards, including restricted stock, restricted stock units or other stock-based awards, or options to purchase shares may be granted to employees, directors, consultants and other service providers of the Company or any affiliate of the Company.

As of December 31, 2021, a total of 1,841,040 shares of Common Stock were authorized for issuance in accordance with the provisions of the 2017 Plan, of which 593,040 shares were then available for future awards (whether as share awards or as options to purchase shares of common stock of the Company). Each option granted under the Plan expires no later than 10 years from the date of grant. The options vest primarily over four to five years of employment.

The following table set forth the parameters used in the computation of the fair value of options granted to employees:

	Year ended
	December 31,
	2021	2020
Expected volatility	80%	80%
Expected dividends	0%	0%
Expected term (in years)	6.34	6.34
Risk free rate	0.50%-1.08%	0.47%-2.03%

Expected Volatility:

As the Company was privately owned in part of 2020, there was not sufficient historical volatility for the expected term of the stock options. Therefore, the Company used an average historical share price volatility based on an analysis of reported data for a peer group of comparable publicly traded companies which were selected based upon industry similarities.

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

Expected dividend yield:

The Company does not anticipate paying any dividends in the foreseeable future.

The Company recorded stock-based compensation for the period indicated as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Research and Development	$1,097	$509
General and Administrative	1,587	1,060
Total Stock-Based Compensation	$2,684	$1,569

The Company recognizes compensation expenses for the value of its awards granted based on the accelerated method over the requisite service period of each of the awards.

A summary of the Company’s stock option activity granted to employees under the Plan is as follows:

	Year ended December 31, 2021
	Number of	Weighted average exercise	Weighted average remaining contractual term	Aggregate intrinsic
	options	price	(in years)	value

Outstanding at Beginning of Year	695,674	$6.07	7.25	$1,695,276
Granted	295,470	10.99
Exercised	(18,328)	5.50		$55,133
Forfeited	(70,527)	9.78
Expired	(1,500)	5.10
Outstanding, December 31, 2021	900,789	$7.41	7.78	$991,878
Exercisable Options, December 31, 2021	476,303	$5.93	7.12	$1,230,643

The weighted-average grant date per-share fair value of stock options granted during 2021 and 2020 was $7.98 and $6.07, respectively. The aggregate intrinsic value of stock options exercised during the year ended December 31, 2021 and 2020 was $55 and $280, respectively. As of December 31, 2021, there was approximately $ 1.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.93 years.

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

The following table summarizes information relating to restricted shares, as well as changes to such awards during the fiscal years ended December 31, 2021 and 2020:

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Outstanding at beginning of Year	101,929	65,847
Granted	71,253	58,651
Forfeited	—	(3,907)
Vested	(48,834)	(18,662)
Outstanding at end of Year	124,348	101,929

The weighted average fair values at grant date of restricted shares granted for the years ended December 31, 2021 and 2020 was $11.26 and $15.00, per share respectively.

The total fair value of shares vested during each of 2021 and 2020 was approximately $0.2 million. As of December 31, 2021, the Company had approximately $1.8 million of unrecognized compensation expense related to non-vested restricted shares, expected to be recognized over a weighted average period of 1.73 years.

Restricted shares are subject to a repurchase right by the Company on certain occasions. Under the repurchase right, the Company may reacquire restricted shares, for no consideration, if certain conditions occur including the employees’ end of service with the Company.

9. Taxes on Income

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

The Company recorded loss from continuing operations, before taxes on income for the period indicated as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
United States	$(39,018)	$(29,698)
Israel	(460)	(23)
Net loss before tax	$(39,478)	$(29,721)

Income tax expense is summarized as follows (in thousands):

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Current:
Federal	$—	$
State		—
Foreign	776	426

	$776	$426
Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
	$—	$—
Income tax expense	$776	$426

The effective income tax rate differed from the amount computed by applying the federal statutory rate to our loss before income taxes as follows:

	Year ended	Year ended
	December, 31	December, 31
	2021	2020
U.S. federal tax provision at statutory rate	21.00%	21.00%
State and local tax, net of federal benefit	4.01	4.64
Foreign rate differences	(0.09)	(0.07)
Non-deductible stock compensation	(1.43)	(1.11)
Section 951A GILTI	0.00	(0.85)
Effect of other permanent differences	(0.07)	(0.07)
Uncertain tax positions	(0.66)	(0.52)
Change in valuation allowance	(34.39)	(26.65)
Federal Tax Reform Rate Change	0.00	0.00
Tax Credits	6.01	—
Provision to Return	3.95	—
Other adjustments	(0.30)	2.20

Effective tax rate	(1.97)%	(1.43)%

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	As of	As of
	December 31,	December 31,
	2021	2020
Deferred tax assets:
Federal net operating loss carryforwards	$22,614	$12,752
Intangible assets	3,402	651
Accrued expenses	3,011	3,022
Other	169	—
Total deferred tax assets	29,196	16,425
Valuation allowance	(29,196)	(16,425)
Net deferred tax assets	$—	$—

As of December 31, 2021, the Company has provided a valuation allowance of approximately $29.2 million in respect of the Company’s deferred tax assets resulting from tax loss carryforwards and other temporary differences. Realization of deferred tax assets is dependent upon future earnings, if any, the time and amount of which are uncertain. As the Company is still in its development stage and has not yet generated revenues, it is more likely than not that sufficient taxable income will not be available for the tax losses to be utilized in the future. Therefore, a valuation allowance was recorded to reduce the deferred tax assets to their recoverable amounts.

Available Carryforward Tax Losses

As of December 31, 2021, we had net operating loss carryforwards, or NOLs, of $91.6 million for federal income tax purposes and $57.7 million for state income tax purposes, which may be available to offset our future taxable income, if any, and begin to expire in various amounts in 2037 and 2038, respectively, provided that NOLs generated in tax years ending after December 31, 2017 will not be subject to expiration. In general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs to offset future taxable income. If the U.S. Internal Revenue Service challenges our determinations with respect to the existence of previous ownership changes or the effects thereof, or if we undergo an ownership change, our ability to use our NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could also result in an ownership change under Sections 382 and 383 of the Code. In addition, for taxable years beginning after December 31, 2020, utilization of federal NOLs generated in tax years beginning after December 31, 2017 are limited to a maximum of 80% of the taxable income for such year, after taking into account utilization of NOLs generated in years beginning before January 1, 2018 and determined without regard to such NOL deduction. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to use a material portion of the NOLs, even if we attain profitability. The reduction of the corporate tax rate under recently-enacted U.S. tax legislation may cause a reduction in the economic benefit of our NOLs and other deferred tax assets available to us.

In addition, as of December 31, 2021, the Company had federal Orphan Drug research and development credit carryforwards of approximately $618 thousand and $33, respectively. If not utilized, the federal tax carryforwards which expire in 2039.

Uncertain Tax Positions

The Company has reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of December 31, 2021, and 2020, the Company has recorded an uncertain tax position liability exclusive of interest and penalties of approximately $0.9 and $0.6 million, respectively. As of December 31, 2021, the Company has not accrued penalties for uncertain tax positions. A reconciliation of the Company’s unrecognized tax benefits is below:

	2021	2020
	(in thousands)	(in thousands)
Uncertain tax position at the beginning of year	$581	$424
Additions for uncertain tax position of prior years (foreign exchange and interest)	17	3
Additions for tax positions of current year	260	153
Uncertain tax position at the end of the year	$858	$581

The Company remains subject to examination until the statute of limitations expires for each respective tax jurisdiction. The statute of limitations is currently open for 2017, 2018, 2019, 2020 and 2021 for all tax jurisdictions.

Israel:

In December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years) which reduces the corporate income tax rate from 25% to 24% effective from January 1, 2017, and to 23% effective from January 1, 2018.

The Israeli corporate income tax rate was 23% in 2021 and 2020. Income not eligible for Preferred Enterprise benefits is taxed at the regular corporate tax rates as described above.

10. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of the loss per share for the period presented (in thousands, except for share data):

	Year ended	Year ended
	December 31, 2021	December 31, 2020
Numerator:
Net loss	$40,254	$30,146
Denominator:
Weighted-average number of shares used to compute net loss per share, basic and diluted	14,398,905	9,860,610

The calculation of basic and diluted Loss Per Share includes 1,333,333 and 1,155,555 weighted average warrants with an exercise price of $0.01 for the year ended December 31, 2021, respectively.

The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect: 466,666 shares of common stock and 900,789 options outstanding to purchase common stock as of December 31, 2021.

The following potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share for the period presented due to their anti-dilutive effect: 3,679,778 shares of Series A Preferred Stock, and 3,750,674 shares of Series B Preferred Stock, that were converted on IPO and 695,674 options outstanding to purchase common stock as of December 31, 2020.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On November 30, 2021, the board of directors of Ayala Pharmaceuticals, Inc. (the “Company”) adopted resolutions (the “Resolutions”) approving the ratification of the issuance of certain shares of the Company’s common stock, par value $0.01 per share, pursuant to Section 204 of the Delaware General Corporation Law (the “Ratification”). A copy of the Resolutions adopted by the board of directors setting forth the information with respect to the Ratification required under Section 204 of the Delaware General Corporation Law is set forth in Exhibit 99.1 to this Annual Report on Form 10-K. Any claim that any defective corporate act or putative stock ratified pursuant to the Ratification is void or voidable due to the failure of authorization specified in the Resolutions or that the Delaware Court of Chancery should declare in its discretion that the Ratification in accordance with Section 204 of the Delaware General Corporation Law not be effective or be effective only on certain conditions must be brought within 120 days from the giving of this notice (which is deemed to be given on the date that this Annual Report on Form 10-K is filed with the Securities and Exchange Commission).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Code of Ethics

Our board of directors has adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of our Code of Business Conduct and Ethics on our website at www.ayalapharma.com in the “Investors & Media” section under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as The Nasdaq Global Market’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Executive Officers and Directors

The information concerning our executive offers and directors required by this Item 10 is contained under the caption “Information about our Executive Officers and Directors” at the end of Part I of this Annual Report on Form 10-K. The remainder of the response to this Item 10 will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the headings “Delinquent Section 16(a) Reports” (if applicable) and “Committees of the Board” and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” (if applicable) and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized For Issuance under Equity Compensation Plans” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the headings “Corporate Governance” and “Certain Relationships” and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements.

The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Restated Certificate of Incorporation of Ayala Pharmaceuticals, Inc.	8-K	001-39279	3.1	5/12/2020
3.2	Amended and Restated Bylaws of Ayala Pharmaceuticals, Inc.	8-K	001-39279	3.2	5/12/2020
4.1	Amended and Restated Investors’ Rights Agreement	S-1/A	333-236942	4.1	5/4/2020
4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-236942	4.2	5/4/2020
4.3	Description of Securities					*
4.4	Form of Common Warrant	8-K	001-39279	4.1	2/22/2021
4.5	Form of Pre-Funded Warrant	8-K	001-39279	4.2	2/22/2021
4.6	Form of Indenture	S-3	333-256792	4.3	6/4/2021
10.1#	Amended 2017 Stock Incentive Plan and form of agreements thereunder	S-1/A	333-236942	10.1	5/4/2020
10.2#	Non-Employee Director Compensation Program	S-1/A	333-236942	10.2	5/4/2020
10.3#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-236942	10.3	5/4/2020
10.4	Lease Agreement, dated January 24, 2019, between Ayala-Oncology Israel Ltd. and Ogen Real Estate Maniv Ltd.	S-1	333-236942	10.4	3/6/2020
10.5#	Employment Agreement, dated December 26, 2017, between Ayala-Oncology Israel Ltd. and Roni Mamluk, Ph.D., as amended	S-1	333-236942	10.5	3/6/2020
10.6#	Employment Agreement, dated March 15, 2019, between Ayala-Oncology Israel Ltd. and Yossi Maimon, CPA, M.B.A., as amended	S-1	333-236942	10.6	3/6/2020
10.7#	Employment Agreement, dated July 24, 2019, between the Registrant and Bristol-Myers Squibb Company, as amended	S-1	333-236942	10.7	5/4/2020
10.8†	License Agreement, dated November 29, 2017, between the Registrant and Bristol-Myers Squibb Company, as amended	S-1/A	333-236942	10.8	5/4/2020
10.9†	Evaluation, Option and License Agreement, dated December 19, 2018, between the Registrant and Novartis International Pharmaceutical Limited	S-1/A	333-236942	10.9	3/6/2020

10.10	Securities Purchase Agreement, dated February 19, 2021, by and among Ayala Pharmaceuticals, Inc. and the Investors named therein.	8-K	001-39279	10.1	2/22/2021
21.1	Subsidiaries of Ayala Pharmaceuticals, Inc.	S-1	333-236942	21.1	3/6/2020
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
99.1	Resolutions adopted by the Board of Directors of the Registrant setting forth the information with respect to the Ratification required under Section 204 of the Delaware General Corporation Law					*
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.
†	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ayala Pharmaceuticals, Inc.

Date: March 28, 2022	By:	/s/ Roni Mamluk, Ph.D.
Roni Mamluk, Ph.D.
Chief Executive Officer and President

Date: March 28, 2022	By:	/s/ Yossi Maimon, CPA, M.B.A.
Yossi Maimon, CPA, M.B.A.
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Roni Mamluk, Ph.D.	Chief Executive Officer, President and Director	March 28, 2022
Roni Mamluk, Ph.D.	(principal executive officer)

/s/ Yossi Maimon, CPA, M.B.A.	Chief Financial Officer	March 28, 2022
Yossi Maimon, CPA, M.B.A.	(principal financial and accounting officer)

/s/ David Sidransky, M.D.	Chairman of the Board of Directors	March 28, 2022
David Sidransky, M.D.

/s/ Robert Spiegel, M.D., F.A.C.P.	Director	March 28, 2022
Robert Spiegel, M.D., F.A.C.P.

/s/ Murray A. Goldberg	Director	March 28, 2022
Murray A. Goldberg

/s/ Vered Bisker-Leib, Ph.D., M.B.A.	Director	March 28, 2022
Vered Bisker-Leib, Ph.D., M.B.A.