Form 10-Q
period 2022-03-31
Ayala Pharmaceuticals, Inc.
filed 2022-05-16
CIK 1797336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 1, 2022, the registrant had 14,085,283 shares of common stock, $0.01 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including without limitation statements relating to our development of AL101 and AL102, our ability to continue as a going concern, our future capital needs and our need to raise additional funds, the promise and potential impact of our preclinical or clinical trial data, the timing of and plans to initiate additional clinical trials of AL101 and AL102, the timing and results of any clinical trials or readouts, and the anticipated impact of COVID-19 on our business, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements are identified by these terms or expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including but not limited to: we have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We are not currently profitable, and we may never achieve or sustain profitability; we will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of AL101 and AL102; our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern; we have a limited operating history and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability; we are heavily dependent on the success of AL101 and AL102, our most advanced product candidates, which are still under clinical development, and if either AL101 or AL102 does not receive regulatory approval or is not successfully commercialized, our business may be harmed; due to our limited resources and access to capital, we must prioritize development of certain programs and product candidates; these decisions may prove to be wrong and may adversely affect our business; the outbreak of COVID-19, may adversely affect our business, including our clinical trials; our ability to use our net operating loss carry forwards to offset future taxable income may be subject to certain limitations; our product candidates are designed for patients with genetically defined cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop product candidates is novel and may never lead to marketable products; we were not involved in the early development of our lead product candidates; therefore, we are dependent on third parties having accurately generated, collected and interpreted data from certain preclinical studies and clinical trials for our product candidates; enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control; if we do not achieve our projected development and commercialization goals in the timeframes we announce and expect, the commercialization of our product candidates may be delayed and our business will be harmed; our product candidates may cause serious adverse events or undesirable side effects, which may delay or prevent marketing approval, or, if approved, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales; the market opportunities for AL101 and AL102, if approved, may be smaller than we anticipate; we may not be successful in developing, or collaborating with others to develop, diagnostic tests to identify patients with Notch-activating mutations; we have never obtained marketing approval for a product candidate and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any of our product candidates; even if we obtain approval from the U.S. Food and Drug Administration, or the FDA, for our product candidates in the United States, we may never obtain approval for or commercialize them in any other jurisdiction, which would limit our ability to realize their full market potential; we have been granted Orphan Drug Designation for AL101 for the treatment of ACC and may seek Orphan Drug Designation for other indications or product candidates, and we may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity, and may not receive Orphan Drug Designation for other indications or for our other product candidates; although we have received fast track designation for AL101, and may seek fast Track designation for our other product candidates, such designations may not actually lead to a faster development timeline, regulatory review or approval process; we face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively; we are dependent on a small number of suppliers for some of the materials used to manufacture our product candidates, and on one company for the manufacture of the active pharmaceutical ingredient for each of our product candidates; our existing collaboration with Novartis is, and any future collaborations will be, important to our business. If we are unable to maintain our existing collaboration or enter into new collaborations, or if these collaborations are not successful, our business could be adversely affected; enacted and future healthcare legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates, if approved, and may affect the prices we may set; if we are unable to obtain, maintain, protect and enforce patent and other intellectual property protection for our technology and products or if the scope of the patent or other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and we may not be able to compete effectively in our markets; we may engage in acquisitions or in-licensing transactions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources; risks related to our operations in Israel could materially adversely impact our business, financial condition and results of operations; and the other factors described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

ii

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

AYALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31	December 31
	2022	2021
	(Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents	$27,050	$36,982
Short-term Restricted Bank Deposits	122	122
Trade Receivables	638	-
Prepaid Expenses and other Current Assets	1,492	2,636
Total Current Assets	29,302	39,740
LONG-TERM ASSETS:
Other Assets	$255	$267
Property and Equipment, Net	1,090	1,120
Total Long-Term Assets	1,345	1,387
Total Assets	$30,647	$41,127
LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Trade Payables	$2,564	$3,214
Other Accounts Payables	2,793	3,258
Total Current Liabilities	5,357	6,472
LONG TERM LIABILITIES:
Long-term Rent Liability	472	497
Total Long-Term Liabilities	$472	$497
STOCKHOLDERS’ STOCKHOLDERS’ EQUITY:
Common Stock of $0.01 par value per share; 200,000,000 shares authorized at December 31, 2021 and March 31, 2022; 14,085,283 and 14,080,383 shares issued at March 31, 2022 and December 31, 2021, respectively; 13,972,778 and 13,956,035 shares outstanding at March 31, 2022 and December 31, 2021, respectively	$139	$139
Additional Paid-in Capital	145,847	145,160
Accumulated Deficit	(121,168)	(111,141)
Total Stockholders’ Equity	24,818	34,158
Total Liabilities and Stockholders’ Equity	$30,647	$41,127

See accompanying notes to unaudited condensed consolidated financial statements.

AYALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share & per share amounts)

	For the three months Ended
	March 31,
	2022	2021
Revenues from licensing agreement and others	$458	$974
Cost of services	(368)	(974)
Gross profit	90	—
Operating expenses:
Research and development	7,503	6,925
General and administrative	2,441	2,303
Total operating expenses	9,944	9,228
Operating loss	(9,854)	(9,228)
Financial Income (Loss), net	16	(92)

Loss before income tax	(9,838)	(9,320)
Taxes on income	(189)	(248)
Net loss attributable to common stockholders	(10,027)	(9,568)
Net Loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(0.74)
Weighted average common shares outstanding, basic and diluted	15,301,065	12,888,340

See accompanying notes to unaudited condensed consolidated financial statements.

AYALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY

(Unaudited)

(In thousands, except share and per share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Number	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	12,728,446	$128	$109,157	$(70,887)	$38,398
Share based compensation	4,434	*	852	—	852
Exercise of stock options	6,000	*	30	—	30
Proceeds from Issuance of common stocks and warrants,
net of Issuance Cost of $1,665	333,333	3	23,319	—	23,322
Net Loss	—	—	—	(9,568)	(9,568)
Balance as of March 31, 2021	13,072,213	$131	133,358	$(80,455)	$53,034

Balance as of December 31, 2021	13,956,035	139	145,160	(111,141)	34,158
Share based compensation	11,843	-	643	-	643
Proceeds from Issuance of common stocks and warrants, net of Issuance Cost of $3	4,900	-	44	-	44
Net Loss	-	-	-	(10,027)	(10,027)
Balance as of March 31, 2022	13,972,778	$139	$145,847	$(121,168)	$24,818

*	Represents an amount lower than $1.

See accompanying notes to unaudited condensed financial statements.

AYALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,	March 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(10,027)	$(9,568)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities:
Shared Based Compensation	643	852
Depreciation	30	164
(Increase) decrease in Prepaid Expenses and Other Assets	1,148	(88)
(Increase) decrease in Trade Receivables	(638)	512
Decrease in Trade Payable	(650)	(1,012)
Decrease in other Accounts Payable	(490)	(509)
Net Cash used in Operating Activities	(9,984)	(9,649)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash provided by (used in) Investing Activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Shares, net of Issuance Cost of $3	44	—
Issuance of shares and warrants, Net	-	23,612
Exercise of Stock Options	-	30
Net Cash provided by Financing Activities	44	23,642
Increase (decrease) in Cash and Cash Equivalents and Restricted Cash Equivalents	(9,940)	13,993
Cash and Cash Equivalents and Restricted Cash Equivalents at Beginning of the period	37,339	42,370
Cash and Cash Equivalents and Restricted Cash Equivalents at End of the period	$27,399	$56,363
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Non-cash deferred issuance costs	$-	$290
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Tax Paid in Cash	$64	$48
Cash Received for Interest	$5	$3

Reconciliation of cash, cash equivalents and restricted bank deposits

	March 31,	March 31,
	2022	2021
Cash and Cash Equivalents	$27,050	$56,030
Restricted Bank Deposits	122	117
Restricted Bank Deposits in Other Assets	227	216
Cash and Cash Equivalents and Restricted Bank Deposits at End of the Period	$27,399	$56,363

See accompanying notes to unaudited condensed consolidated financial statements

AYALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES

General

a)	Ayala Pharmaceuticals, Inc. (the “Company”) was incorporated in November 2017. The Company is a clinical stage oncology company dedicated to developing and commercializing small molecule therapeutics for patients suffering from rare and aggressive cancers, primarily in genetically defined patient populations. The Company’s current portfolio of product candidates, AL101 and AL102, target the aberrant activation of the Notch pathway with gamma secretase inhibitors.

b)	In 2017, the Company entered into an exclusive worldwide license agreement with respect to AL101 and AL102. See note 4.

c)	The Company’s lead product candidates, AL101 and AL102, have completed preclinical and Phase 1 studies. AL102 is currently being evaluated in a pivotal Phase 2/3 trial (RINGSIDE) in patients with Desmoids tumors and is being evaluated in a Phase 1 clinical trial in combination with Novartis’ BMCA targeting agent, WVT078, in Patients with relapsed/refractory Multiple Myeloma. AL101 is currently being evaluated in a Phase 2 trial (ACCURACY) in patients with recurrent/metastatic adenoid cystic carcinoma (“R/M ACC”) bearing Notch-activating mutations is ongoing.

d)	The Company has a wholly-owned Israeli subsidiary, Ayala-Oncology Israel Ltd. (the “Subsidiary”), which was incorporated in November 2017.

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

In June 2021, the Company entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which the Company may, from time to time, issue and sell Common Stock with an aggregate value of up to $200.0 million in “at-the-market” offerings, under its Registration Statement on Form S-3 (File No. 333-256792) filed with the SEC on June 4, 2021 (the “ATM”). Sales of Common Stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through The Nasdaq Global Market or on any other existing trading market for its Common Stock. Pursuant to the Sales Agreement, during the year ended December 31, 2021, the Company sold a total of 827,094 shares of Common Stock for total gross proceeds of approximately $10.4 million. During the three months ended March 31, 2022, the Company sold a total of 4,900 shares of Common Stock for total gross proceeds of approximately $47 thousand.

AYALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES (continued):

Going Concern

The Company has incurred recurring losses since inception as a research and development organization and has an accumulated deficit of $121.2 million as of March 31, 2022. For the three months ended March 31, 2022, the Company used approximately $10.0 million of cash in operations. The Company has relied on its ability to fund its operations through public and private equity financings. The Company expects operating losses and negative cash flows to continue at significant levels in the future as it continues its clinical trials. As of March 31, 2022, the Company had approximately $27.4 million in cash and cash equivalents and restricted bank deposits, which, without additional funding, the Company believes will not be sufficient to meet its obligations within the next twelve months from the date of issuance of these consolidated financial statements. The Company plans to continue to fund its operations through public or private debt and equity financings, but there can be no assurances that such financing will continue to be available to the Company on satisfactory terms, or at all. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate its research and development programs, which could adversely affect its business prospects, or the Company may be unable to continue operations. As such, those factors raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Therefore, the condensed consolidated financial statements for the three months ended March 31, 2022 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2021 (the “Annual Report”) with the Securities and Exchange Commission (the “SEC”). The comparative balance sheet at December 31, 2021 has been derived from the audited financial statements at that date. The Company’s significant accounting policies have not changed materially from those included in Note 2 of the Company’s audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report, unless otherwise stated.

Use of estimates

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

The calculation of basic and diluted loss per share includes 1,333,333 warrants with an exercise price of $0.01 for the three ended March 31, 2022 and 2021.

AYALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES (continued):

The calculation of diluted loss per share does not include 583,332 Warrants and 1,150,423 options outstanding to purchase common stock with anti-dilutive effect for the three ended March 31, 2022.

The calculation of diluted loss per share does not include 583,332 Warrants and 915,644 options outstanding to purchase common stock as of March 31, 2021.

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

In February 2016, the FASB issued ASU 2016-02—Leases, requiring the recognition of lease assets and liabilities on the balance sheet. The standard:

(a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than 12 months. The standard is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact of adopting this new guidance on its financial statements.

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

Recently issued and adopted pronouncements

In  August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020. The Company elected to early adopt ASU 2020-06 on January 1, 2022. Currently this ASU has no impact on our consolidated financial statements.

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

Revenue associated with the research and development services in the amounts of approximately $0.5 million and $1.0 were recognized in the three months ended March 31, 2022 and 2021, respectively.

The Company concluded that progress towards completion of the research and development performance obligation related to the Novartis Agreement is best measured in an amount proportional to the expenses relative to the total estimated expenses. The Company periodically reviews and updates its estimates, when appropriate, which may adjust revenue recognized for the period. Most of the company's revenues derive from the Novartis Agreement, for which revenues consist of reimbursable research and development costs.

AYALA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3—TAX

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. As of March 31, 2022 and 2021, the Company has recorded an uncertain tax position liability exclusive of interest and penalties of $1 million and $0.7 million, respectively, which were classified as other long-term liabilities. As of March 31, 2022 and 2021, the Company accrued interest related to uncertain tax positions of $51 thousand and $30 thousand, respectively. The interest is recorded as part of financial expenses. These uncertain tax positions would impact the Company’s effective tax rate, if recognized. A reconciliation of the Company’s unrecognized tax benefits is below:

	Three months	Year
	ended	ended
	March 31,	December 31,
	2022	2021
	(in thousands)
Uncertain tax position at the beginning of the period	$858	$581
Additions for uncertain tax position of prior years (foreign exchange and interest)	6	17
Additions for tax positions of current period	92	260
Uncertain tax position at the end of the period	$956	$858

The Company files U.S. federal, various U.S. state and Israeli income tax returns. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. In the United States and Israel, the 2017 and subsequent tax years remain subject to examination by the applicable taxing authorities as of March 31, 2022.

NOTE 4—COMMITMENTS AND CONTINGENT

Liabilities Lease

In January 2019, the Subsidiary signed a new lease agreement. The term of the lease is for 63 months and includes an option to extend the lease for an additional 60 months. As part of the agreement, the lessor also provided the Company with finance in in the amount of approximately $0.5 million paid in arrears for of leasehold improvements. The financing was recorded as a Long-Term Rent Liability. In June 2020, the Company signed a new lease agreement. The term of the lease is for 30 months. The minimum rental payments under operating leases as of March 31, 2022, are as follows (in thousands):

Year ended December 31,
2022	306
2023	409
2024	145
$860

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

NOTE 5—SUBSEQUENT EVENTS

On May 16, 2022, the board of directors granted 427,160 shares of restricted stock to certain officer of the of the Company and its employees. The shares will vest (subject to continued service through the applicable vesting date) in 12 substantially equal installments occurring on completion of each successive three full months of service to the Company after the date of grant, so that all of the shares of restricted stock will be vested on the third anniversary of the grant date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report”), our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We are currently conducting our ongoing Phase 2 ACCURACY trial for the treatment of recurrent/metastatic adenoid cystic carcinoma, or R/M ACC, in subjects with progressive disease and Notch-activating mutations. If approved, we believe that AL101 has the potential to be the first therapy approved by the FDA for patients with R/M ACC and address the unmet medical need of these patients. AL101 was granted Orphan Drug Designation in May 2019 for the treatment of adenoid cystic carcinoma, or ACC, and fast track designation in February 2020 for the treatment of R/M ACC. In the second quarter of 2020, we commenced dosing of patients in our ACCURACY trial for the treatment of R/M ACC with Notch-activating mutations at the higher dose of 6mg. We reported initial data from this trial in 2021 and plan to report additional data in mid 2022.

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

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were approximately $10.0 million and $9.6 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $121.2 million. We anticipate that our expenses will increase significantly as we:

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

As of March 31, 2022, we had cash and cash equivalents and restricted bank deposits of approximately $27.4 million. Due to the uncertainty in securing additional funding, and the insufficient amount of cash and cash equivalent resources at December 31, 2021, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q. See “—Liquidity and Capital Resources.” Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. We will need to generate significant revenues to achieve profitability, and we may never do so. Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates, the development of our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses required for completing the research and development of our product candidates.

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

Financial Overview

Except as described below, there have been no material changes from the disclosure provided under the caption “Components of Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Comparison of the three months ended March 31, 2022, and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021

	For the Three Months Ended
	March 30,
	2022	2021
	(in thousands except share and per share data)		Change
Revenues from licensing agreement and others	$458	$974	(516)
Cost of services	(368)	(974)	(606)
Gross profit	90	—	—
Operating expenses:
Research and development	7,503	6,925	578
General and administrative	2,441	2,303	138

Operating loss	(9,944)	(9,228)	716
Financial Income (loss), net	16	(92)	108

Loss before income tax	(9,838)	(9,320)	518
Taxes on income	(189)	(248)	(59)

Net loss attributable to common stockholders	(10,027)	(9,568)	459
Net Loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(0.74)
Weighted average common shares outstanding, basic and diluted	15,301,065	12,888,340

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

For the three months ended of March, 2022 and 2021, we recognized approximately $0.5 million and $1.0 million in revenue, respectively, as a result of the Novartis Agreement. Refer to Note 2 to our unaudited condensed consolidated financial statements for information regarding our recognition of revenue under the Novartis Agreement.

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

		Three Months Ended
	March 31,
	2022	2021	$ Change	% Change
	($ in thousands)
Research and Development	$7,503	$6,925	$578	8

Research and development expenses were 7.5 million for the three months ended March 31, 2022 compared to $6.9 million for the three months ended March 31, 2021, an increase of $0.6 million. This increase was primarily driven by additional costs in connection with the advancement of the Phase 2/3 RINGSIDE pivotal study for desmoids tumors.

The following table summarizes our research and development expenses by product candidate or development program for the three March 31, 2022 and 2021:

	Three Months Ended
	March 31	March 31,
	2022	2021
Program-Specific Costs:
AL 101
ACC	962	4,256
TNBC (1)	1,334	1,427
General Expenses	702	539
AL 102
General Expenses	119	15
Desmoid	4,386	688
Total Research and Development Expenses	$7,503	$6,925

We expect our research and development expenses to increase for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

General and Administrative Expenses		Three Months Ended
	March 31,
	2022	2021	$ Change	% Change
	($ in thousands)
General and Administrative	$2,441	$2,303	$138	6

General and administrative expenses were $2.4 million for the three months ended March 31, 2022, compared to $2.3 million for the three months ended March 31, 2021, an increase of $138 thousand.

Financial Loss, net

Financial income, net was $16 thousand for the three months ended March 31, 2022 compared to the financial loss, net of $92 thousand for the three months ended March 31, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were approximately $10.0 million and $9.6 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $121.2 million.

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

In June 2021, we entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $200.0 million in “at-the-market” offerings, under our Registration Statement on Form S-3 (File No. 333-256792) filed with the SEC on June 4, 2021 (the “ATM”). Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through The Nasdaq Global Market or on any other existing trading market for our common stock. Pursuant to the Sales Agreement, during the year ended December 31, 2021, we sold a total of 827,094 shares of common stock for total gross proceeds of approximately $10.4 million

The exercise price and the number of shares of common stock issuable upon exercise of each Private Placement Warrant are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. In addition, in certain circumstances, upon a fundamental transaction, a holder of Common Warrants will be entitled to receive, upon exercise of the Common Warrants, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Private Placement Warrants immediately prior to the fundamental transaction. The Pre-Funded Warrants will be automatically exercised on cashless basis upon the occurrence of a fundamental transaction. Each Common Warrant is exercisable from the date of issuance and has a term of three years and each Pre-Funded Warrant is exercisable from the date of issuance and has a term of ten years. Pursuant to the 2021 Purchase Agreement, we registered the Private Placement Shares and Private Placement Warrants for resale by the Investors on a registration statement on Form S-3.

As of March 31, 2022, we had cash and cash equivalents and restricted bank deposits of approximately $27.4 million.

Cash Flows

The following table summarizes our cash flow for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	($ in thousands)
Cash Flows provided by (used in):
Operating Activities	(9,984)	(9,649)
Investing Activities	-	-
Financing Activities	44	23,642
Net increase (decrease) in cash and cash equivalents and short-term restricted bank deposits	(9,940)	13,993

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2022 of approximately $10.0 million was primarily attributable to our net loss of $10.0 million, which was further increased due to decrease in prepaid expenses of $1.1 million and decrease of $0.7 million in trade payables and partially offset by stock- based compensation of $0.6 million.

Net cash used in operating activities during the three months ended March 31, 2021, of $9.6 million was primarily attributable to our net loss of $9.6 million, adjusted for non-cash expenses of $1.0 million, which includes stock-based compensation of $0.9 million and a net decrease in working capital of $1.0 million.

Investing Activities

We did not have any cash provided by investing activities during the three months ended March 31, 2022 or March 31, 2021.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2022 of $44 thousand was attributable to the Private Placement, net of issuance costs, and sales pursuant to the ATM.

Net cash provided by financing activities during the three months ended March 31, 2021 of $23.6 million was primarily attributable to the Private Placement, net of issuance costs.

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

As of March 31, 2022, we had cash and cash equivalents and restricted cash equivalents of $27.4 million. We evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the audited consolidated financial statements are issued. Due to the uncertainty in securing additional funding, and the insufficient amount of cash and cash equivalent resources at March 31, 2022, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Report on Form 10-Q. Our future capital requirements will depend on many factors, including:

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

If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, such as the Novartis Agreement, we may have to relinquish valuable rights to our technologies, intellectual property, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favourable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

There have been no material changes to our contractual obligations from those described in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes to our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 16, 2022, the Company granted to the executive officers of the Company shares of restricted stock under the Company’s 2017 Stock Incentive Plan, as set forth in the table below. The shares will vest (subject to such officer’s continued service through the applicable vesting date) in 12 substantially equal installments occurring on such officer’s completion of each successive three full months of service to the Company after the date of grant, so that all of the shares of restricted stock will be vested on the third anniversary of the grant date. The restricted stock grants are one-time awards to maximize the retention of the Company’s employees.

Name and Title	Number of Shares of Restricted Stock
Roni Mamluk, Ph.D. Chief Executive Officer	120,000

Yossi Maimon Chief Financial Officer	50,000

Gary Gordon, M.D., Ph.D. Chief Medical Officer	50,000

Item 6. Exhibits.

Filed/
Exhibit					Filing	Furnished
Number	Description	Form	File No.	Exhibit	Date	Herewith
3.1	Restated Certificate of Incorporation of Ayala Pharmaceuticals, Inc.	8-K	001-39279	3.1	5/12/2020
3.2	Amended and Restated Bylaws of Ayala Pharmaceuticals, Inc.	8-K	001-39279	3.2	5/12/2020
4.1	Form of Common Warrant.	8-K	001-39279	4.1	2/22/21
4.2	Form of Pre-Funded Warrant.	8-K	001-39279	4.2	2/22/21
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYALA Pharmaceuticals, Inc.

Date: May 16, 2022	By:	/s/ Roni Mamluk
Roni Mamluk, Ph.D.
Chief Executive Officer
(principal executive officer)

Date: May 16, 2022	By:	/s/ Yossi Maimon
Yossi Maimon, CPA, M.B.A.
Chief Financial Officer
(principal financial and accounting officer)