Form 10-Q
period 2022-06-30
Ayala Pharmaceuticals, Inc.
filed 2022-08-15
CIK 1797336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to________

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

As of August 12, 2022, the registrant had  14,767,618 shares of common stock, $0.01 par value per share, outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

AYALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents	$20,059	$36,982
Short-term Restricted Bank Deposits	111	122
Trade Receivables	262	-
Prepaid Expenses and other Current Assets	2,322	2,636
Total Current Assets	22,754	39,740
LONG-TERM ASSETS:
Other Assets	$231	$267
Property and Equipment, Net	1,039	1,120
Total Long-Term Assets	1,270	1,387
Total Assets	$24,024	$41,127
LIABILITIES AND STOCKHOLDERS’ EQUITY:
CURRENT LIABILITIES:
Trade Payables	$3,254	$3,214
Other Accounts Payables	2,993	3,258
Total Current Liabilities	6,247	6,472
LONG TERM LIABILITIES:
Long-term Rent Liability	414	497
Total Long-Term Liabilities	$414	$497
STOCKHOLDERS’ STOCKHOLDERS’ EQUITY:
Common Stock of $0.01 par value per share; 200,000,000 shares authorized at December 31, 2021 and June 30, 2022; 14,503,743 and 14,080,383 shares issued at June 30, 2022 and December 31, 2021, respectively; 13,984,622 and 13,956,035 shares outstanding at June 30, 2022 and December 31, 2021, respectively	$139	$139
Additional Paid-in Capital	146,602	145,160
Accumulated Deficit	(129,378)	(111,141)
Total Stockholders’ Equity	17,363	34,158
Total Liabilities and Stockholders’ Equity	$24,024	$41,127

See accompanying notes to unaudited condensed consolidated financial statements.

AYALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share & per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues from licensing agreement and others	$38	$761	$496	$1,735
Cost of services	(38)	(761)	(406)	(1,735)
Gross profit	—	—	90	—
Operating expenses:
Research and development	5,580	8,121	13,083	15,046
General and administrative	2,260	2,536	4,701	4,839
Operating loss	(7,840)	(10,657)	(17,694)	(19,885)
Financial Income (Loss), net	(156)	(22)	(140)	(114)
Loss before income tax	(7,996)	(10,679)	(17,834)	(19,999)
Taxes on income	(214)	(162)	(403)	(410)
Net loss	(8,210)	(10,841)	(18,237)	(20,409)
Net Loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.75)	$(1.19)	$(1.46)
Weighted average common shares outstanding, basic and diluted	15,312,766	14,417,423	15,306,823	13,954,676

See accompanying notes to unaudited condensed consolidated financial statements.

AYALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY

(Unaudited)

(In thousands, except share and per share amounts)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Number	Amount	Capital	Deficit	Equity

Balance as of March 31, 2021	13,072,213	131	133,358	(80,455)	53,034
Share based compensation	20,712	-	567	-	567
Net Loss	-	-	-	(10,841)	(10,841)
Balance as of June 30, 2021	13,092,925	$131	$133,925	$(91,296)	$42,760

Balance as of March 31, 2022	13,972,778	139	145,847	(121,168)	24,818
Share based compensation	11,844	-	755	-	755
Net Loss	-	-	-	(8,210)	(8,210)

Balance as of June 30, 2022	13,984,622	$139	$146,602	$(129,378)	$17,363

Balance as of December 31, 2020	12,728,446	$128	$109,157	$(70,887)	$38,398
Share based compensation	25,146	-	1,419	-	1,419
Exercise of stock options	6,000	-	30	-	30
Proceeds from Issuance of common stocks and warrants, net of Issuance Cost of $1,665	333,333	3	23,319	-	23,322
Net Loss	-	-	-	(20,409)	(20,409)
Balance as of June 30, 2021	13,092,925	$131	133,925	$(91,296)	$42,760

Balance as of December 31, 2021	13,956,035	139	145,160	(111,141)	34,158
Share based compensation	23,687	-	1,398	-	1,398
Proceeds from Issuance of common stocks and warrants, net of Issuance Cost of $3	4,900	-	44	-	44
Net Loss	-	-	-	(18,237)	(18,237)
Balance as of June 30, 2022	13,984,622	$139	$146,602	$(129,378)	$17,363

*	Represents an amount lower than $1.

See accompanying notes to unaudited condensed consolidated financial statements.

AYALA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	(18,237)	$(20,409)
Adjustments to Reconcile Net Loss to Net Cash used in Operating Activities:
Shared Based Compensation	$1,398	$1419
Depreciation	81	94
(Increase) decrease in Prepaid Expenses and Other Assets	321	(106)
Increase in Trade Receivables	(262)	(248)
Increase (decrease) in Trade Payables	40	(1,124)
Decrease in other Accounts Payable	(348)	(823)
Net Cash used in Operating Activities	(17,007)	(21,197)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property and Equipment	-	(3)
Net Cash provided by (used in) Investing Activities	-	(3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Shares, net	44	-
Issuance of shares and warrants, Net	-	23,553
Exercise of Stock Options	-	30
Net Cash provided by Financing Activities	44	23,583
Increase (Decrease) in Cash and Cash Equivalents and Restricted Bank Deposits	(16,963)	2,383
Cash and Cash Equivalents and Restricted Bank Deposits at Beginning of the period	37,339	42,370
Cash and Cash Equivalents and Restricted Bank Deposits at End of the period	20,376	$44,753
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Non-cash deferred issuance costs	$-	$231
Amortization of deferred rent liability	$-	$51
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Received for Interest	$16	$7
Tax Paid in Cash	$182	$80
Reconciliation of cash, cash equivalents and restricted bank deposits

	June 30,	June 30,
	2022	2021
Cash and Cash Equivalents	$20,059	$44,412
Restricted Bank Deposits	111	119
Restricted Bank Deposits in Other Assets	206	222
Cash and Cash Equivalents and Restricted Bank Deposits at End of the Period	$20,376	$44,753

See accompanying notes to unaudited condensed consolidated financial statements

AYALA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES

General

a)	Ayala Pharmaceuticals, Inc. (the “Company”) was incorporated in November 2017. The Company is a clinical stage oncology company dedicated to developing and commercializing small molecule therapeutics for patients suffering from rare and aggressive cancers, primarily in genetically defined patient populations. The Company’s current portfolio of product candidates, AL101 and AL102, target the aberrant activation of the Notch pathway with gamma secretase inhibitors.

b)	In 2017, the Company entered into an exclusive worldwide license agreement with respect to AL101 and AL102. See note 4.

c)	The Company’s lead product candidates, AL101 and AL102, have completed preclinical and Phase 1 studies. AL102 is currently being evaluated in a pivotal Phase 2/3 trial (RINGSIDE) in patients with Desmoids tumors and was evaluated in a Phase 1 clinical trial in combination with Novartis’ BMCA targeting agent, WVT078, in Patients with relapsed/refractory Multiple Myeloma. AL101 is currently being evaluated in a Phase 2 trial (ACCURACY) in patients with recurrent/metastatic adenoid cystic carcinoma (“R/M ACC”) bearing Notch-activating mutations is ongoing.

d)	The Company has a wholly-owned Israeli subsidiary, Ayala-Oncology Israel Ltd. (the “Subsidiary”), which was incorporated in November 2017.

Initial Public Offering and Other Transactions

On February 19, 2021, the Company entered into a Securities Purchase Agreement (the “2021 Purchase Agreement”) with the purchasers named therein (the “Investors”). Pursuant to the 2021 Purchase Agreement, the company agreed to sell (i) an aggregate of 333,333 shares of the Company’s common stock (the “Common Stock”), par value $0.01 per share (the “Private Placement Shares”), \together with warrants to purchase an aggregate of 116,666 shares of its Common Stock with an exercise price of $18.10 per share (the “Common Warrants”), for an aggregate purchase price of $4,999,995.00 and (ii) pre-funded warrants to purchase an aggregate of 1,333,333 shares of its Common Stock with an exercise price of $0.01 per share (the “Pre-Funded Warrants” and collectively with the Common Warrants, the “Private Placement Warrants”), together with an aggregate of 466,666 Common Warrants, for an aggregate purchase price of $19,986,661.67 (collectively, the “Private Placement”). The Private Placement closed on February 23, 2021.

In June 2021, the Company entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which the Company may, from time to time, issue and sell Common Stock with an aggregate value of up to $200.0 million in “at-the-market” offerings (the “ATM”), under its registration statement on Form S-3 (File No. 333-256792) filed with the SEC on June 4, 2021 (the “ATM Registration Statement”). Sales of Common Stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through The Nasdaq Global Market or on any other existing trading market for its Common Stock. Pursuant to the Sales Agreement, during the year ended December 31, 2021, the Company sold a total of 827,094 shares of Common Stock for total gross proceeds of approximately $10.4 million. During the six months ended June 30, 2022, the Company sold a total of 4,900 shares of Common Stock for total gross proceeds of approximately $44 thousand.

AYALA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES (continued):

Going Concern

The Company has incurred recurring losses since inception as a research and development organization and has an accumulated deficit of $129.4 million as of June 30, 2022. For the six months ended June 30, 2022, the Company used approximately $17.0 million of cash in operations. The Company has relied on its ability to fund its operations through public and private equity financings. The Company expects operating losses and negative cash flows to continue at significant levels in the future as it continues its clinical trials. As of June 30, 2022, the Company had approximately $20.4 million in cash and cash equivalents and restricted bank deposits, which, without additional funding, the Company believes will not be sufficient to meet its obligations within the next twelve months from the date of issuance of these consolidated financial statements. The Company plans to continue to fund its operations through public or private debt and equity financings, but there can be no assurances that such financing will continue to be available to the Company on satisfactory terms, or at all. If the Company is unable to obtain funding, the Company would be forced to delay, reduce or eliminate its research and development programs, which could adversely affect its business prospects, or the Company may be unable to continue operations. As such, those factors raise substantial doubt about the Company’s ability to continue as a going concern.

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Therefore, the condensed consolidated financial statements for the six months ended June 30, 2022 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2021 (the “Annual Report”) with the Securities and Exchange Commission (the “SEC”). The Company’s significant accounting policies have not changed materially from those included in Note 2 of the Company’s audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report, unless otherwise stated.

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

The calculation of basic and diluted loss per share includes 1,333,333 weighted average warrants with an exercise price of $0.01 for the three and six month ended June 30, 2022 and 2021.

AYALA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—SIGNIFICANT ACCOUNTING POLICIES (continued):

The calculation of diluted loss per share does not include 583,332 Warrants and 1,159,169 options outstanding to purchase common stock with anti-dilutive effect for the six months ended June 30, 2022.

The calculation of diluted loss per share does not include 583,332 Warrants and 901,067 options outstanding to purchase common stock with anti-dilutive effect for the three and six month ended June 30, 2021.

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

In February 2016, the FASB issued ASU 2016-02—Leases, requiring the recognition of lease assets and liabilities on the balance sheet. The standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than 12 months. The standard is effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. This adoption approach will result in a balance sheet presentation that will not be comparable to the prior period in the first year of adoption. The adoption of this ASU will result in the recognition of operating lease assets and liabilities of approximately $4.8 million. The Company is still in the process of finalizing the calculation. The standard is not expected to have a material impact on the Company's results of operations or cash flows.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing a variety of exceptions within the framework of ASC 740. These exceptions include the exception to the incremental approach for intra-period tax allocation in the event of a loss from continuing operations and income or a gain from other items (such as other comprehensive income), and the exception to using general methodology for the interim period tax accounting for year-to-date losses that exceed anticipated losses. The guidance will be effective for the Company beginning January 1, 2023, and interim periods in fiscal years beginning January 1, 2023. Early adoption is permitted. The Company has evaluated the effect that ASU 2019-12 will have on its condensed consolidated financial statements and related disclosures and has determined that there is no material impact on the Company’s consolidated financial statements.

Recently issued and adopted pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020. The Company elected to early adopt ASU 2020-06 on January 1, 2022. Adoption of the standard did not have a material impact on the financial statements.

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

In December 2018, the Company entered into an evaluation, option and license agreement (the “Novartis Agreement”) with Novartis International Pharmaceutical Limited (“Novartis”) for which the Company was paid for its research and development costs.

The Company concluded that there is one distinct performance obligation under the Novartis Agreement: Research and development services, an obligation which is satisfied over time.

Revenue associated with the research and development services in the amounts of approximately $0.5 million and $1.7 were recognized in the six months ended June 30, 2022 and 2021, respectively.

The Company concluded that progress towards completion of the research and development performance obligation related to the Novartis Agreement is best measured in an amount proportional to the expenses relative to the total estimated expenses. The Company periodically reviews and updates its estimates, when appropriate, which may adjust revenue recognized for the period. Most of the company's revenues derive from the Novartis Agreement, for which revenues consist of reimbursable research and development costs. On June 2, 2022, Novartis informed the Company that Novartis does not intend to exercise its option to obtain an exclusive license for AL102, thereby terminating the agreement.

AYALA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3—TAX

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2022 and 2021, the Company has recorded an uncertain tax position liability exclusive of interest and penalties of $1.2 million and $0.7 million, respectively, which were classified as other long-term liabilities. As of June 30, 2022 and 2021, the Company accrued interest related to uncertain tax positions of $63 thousand and $30 thousand, respectively. The interest is recorded as part of financial expenses. These uncertain tax positions would impact the Company’s effective tax rate, if recognized. A reconciliation of the Company’s unrecognized tax benefits is below:

	Six months	Year
	ended	ended
	June 30,	December 31,
	2022	2021
	(in thousands)
Uncertain tax position at the beginning of the period	$858	$581
Additions for uncertain tax position of prior years (foreign exchange and interest)	20	17
Additions for tax positions of current period	367	260
Uncertain tax position at the end of the period	$1,245	$858

The Company files U.S. federal, various U.S. state and Israeli income tax returns. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. In the United States and Israel, the 2017 and subsequent tax years remain subject to examination by the applicable taxing authorities as of June 30, 2022.

NOTE 4—COMMITMENTS AND CONTINGENT

Liabilities Lease

In January 2019, the Subsidiary signed a new lease agreement. The term of the lease is for 63 months and includes an option to extend the lease for an additional 60 months. As part of the agreement, the lessor also provided the Company with finance in the amount of approximately $0.5 million paid in arrears for of leasehold improvements. The financing was recorded as a Long-Term Rent Liability. In June 2020, the Company signed a new lease agreement. The term of the lease is for 30 months. The minimum rental payments under operating leases as of June 30, 2022, are as follows (in thousands):

Year ended December 31,
2022	205
2023	409
2024	145
$759

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

Option and License Agreement with Novartis International Pharmaceutical Ltd.

In December 2018, the Company entered into an evaluation, option and license agreement, or the Novartis Option Agreement, with Novartis, pursuant to which Novartis agreed to conduct certain studies to evaluate AL102 in combination with its B-cell maturation antigen, or BCMA, therapies in multiple myeloma, and the Company agreed to supply AL102 for such studies. All supply and development costs associated with such evaluation studies were fully borne by Novartis.

AYALA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4—COMMITMENTS AND CONTINGENT (continued):

Under the Novartis Option Agreement, the Company granted Novartis an exclusive option to obtain an exclusive (including as to the Company and its affiliates), sublicensable (subject to certain terms and conditions), worldwide license and sublicense (as applicable) under certain patent rights and know-how controlled by the Company (including applicable patent rights and know-how that are licensed from BMS pursuant to the BMS License Agreement) to research, develop, manufacture (subject to the Company’s non-exclusive right to manufacture and supply AL102 or the Novartis Licensed Product for Novartis) and commercialize AL102 or any pharmaceutical product containing AL102 as the sole active ingredient, or the Novartis Licensed Product, for the diagnosis, prophylaxis, treatment, or prevention of multiple myeloma in humans. The Company also granted Novartis the right of first negotiation for the license rights to conduct development or commercialization activities with respect to the use of AL102 for indications other than multiple myeloma. Additionally, from the exercise by Novartis of its option until the termination of the Novartis Option Agreement, the Company was not able to, either itself or through its affiliates or any other third parties, directly or indirectly research, develop or commercialize certain BCMA-related compounds for the treatment of multiple myeloma.

According to the agreement, Novartis was obligated to pay the Company a low eight figure option exercise fee in order to exercise its option and activate its license, upon which the Company would have been eligible to receive development, regulatory and commercial milestone payments of up to $245 million in the aggregate and tiered royalties on net sales of Novartis Licensed Products by Novartis or its affiliates or sublicensees at rates ranging from a mid-single-digit to low double-digit percentage, depending on the total annual worldwide net sales of Novartis Licensed Products. Royalties were to be paid on a country-by-country and Novartis Licensed Product-by-Novartis Licensed Product basis from the first commercial sale of a particular Novartis Licensed Product in a country until the latest of (a) 10 years after the first commercial sale of such Novartis Licensed Product in such country, (b) when such Novartis Licensed Product is no longer covered by a valid claim in the licensed patent rights in such country, or (c) the expiration of any regulatory or marketing exclusivity for such Novartis Licensed Product in such country. Contemporaneously with the Novartis Option Agreement, the Company entered into a stock purchase agreement and associated investment agreements, or the SPA, with Novartis’ affiliate, Novartis Institutes for BioMedical Research, Inc., or NIBRI, pursuant to which NIBRI acquired a $10 million equity stake in the Company.

Novartis owned any inventions, and related patent rights, invented solely by it or jointly with the Company in connection with activities conducted pursuant to the Novartis Option Agreement. The Company maintained first right to prosecute and maintain any patents licensed to Novartis, both before and after its exercise of its option. The Company maintained the first right to defend and enforce its patents prior to Novartis’s exercise of its option, upon which Novartis gains such right with respect to patents included in the license.

On June 2, 2022, Novartis informed the Company that Novartis does not intend to exercise its option to obtain an exclusive license for AL102, thereby terminating the agreement.

NOTE 5—SUBSEQUENT EVENTS

Pursuant to the Sales Agreement, in August 2022, the Company sold a total of 263,875 shares of common stock for total gross proceeds of approximately $419 thousand, or $406 thousand net of issuance costs.

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

We are currently evaluating AL102, our oral GSI for the treatment of desmoid tumors, in our RINGSIDE Phase 2/3 pivotal study. In February 2022, Part A completed enrollment of 42 patients with progressive desmoid tumors in three study arms across three doses of AL102. We reported initial interim data from Part A in July 2022 with additional data expected to be released at a medical conference. in the third quarter of 2022. Part B of the study will be a double-blind placebo-controlled study enrolling up to 156 patients with progressive disease, randomized between AL102 or placebo. The study’s primary endpoint will be progression free survival, or PFS with secondary endpoints including ORR, duration of response, or DOR and patient reported QOL measures.

In addition, we collaborated with Novartis International Pharmaceutical Limited, or Novartis, to develop AL102 for the treatment of multiple myeloma, or MM, in combination with Novartis’ B-cell maturation antigen, or BCMA, targeting therapies. On June 2, 2022, Novartis informed the Company that Novartis does not intend to exercise its option to obtain an exclusive license for AL102, thereby terminating the agreement.

We are currently concluding a Phase 2 ACCURACY trial for the treatment of recurrent/metastatic adenoid cystic carcinoma, or R/M ACC, in subjects with progressive disease and Notch-activating mutations. We refer to this trial as the ACCURACY trial. We use next-generation sequencing, or NGS, to identify patients with Notch-activating mutations, an approach that we believe will enable us to target the patient population with cancers that we believe are most likely to respond to and benefit from AL101 treatment. We chose to initially target R/M ACC based on our differentiated approach, which is comprised of: data generated in a Phase 1 study of AL101 in unselected, heavily pretreated subjects conducted by BMS, our own data generated in patient-derived xenograft models, our bioinformatics platform and our expertise in the Notch pathway.

If approved, we believe that AL101 has the potential to be the first therapy approved by the FDA for patients with R/M ACC and address the unmet medical need of these patients. AL101 was granted Orphan Drug Designation in May 2019 for the treatment of adenoid cystic carcinoma, or ACC, and fast track designation in February 2020 for the treatment of R/M ACC. We reported interim data regarding the most recent safety efficacy, pharmacokinetics, and pharmacodynamics data from Phase 2 of the ACCURACY trial in June 2022.

We are also developing AL102 for the treatment of T-ALL, an aggressive, rare form of T-cell specific leukemia. Based on findings from our Phase 1 study of AL101 and supporting data from our preclinical studies, we intend to commence a Phase 2 clinical trial of AL102 for the treatment of R/R T-ALL around year end of 2022, subject to the impact of COVID-19 on our business.

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

We have incurred significant net operating losses in every year since our inception and expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year and could be substantial. Our net losses were approximately $8.1 million and $18.2 million for the three and six months ended June 30, 2022, respectively. As six months ended June 30, 2022, we had an accumulated deficit of $129.4 million. We anticipate that our expenses will increase as we:

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

As of June 30, 2022, we had cash and cash equivalents of approximately $20.1 million. Due to the uncertainty in securing additional funding, and the insufficient amount of cash and cash equivalent resources at December 31, 2021, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Quarterly Report on Form 10-Q. See “— Liquidity and Capital Resources.” Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. We will need to generate significant revenues to achieve profitability, and we may never do so. Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates, the development of our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses required for completing the research and development of our product candidates.

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

We supplied Novartis quantities of AL102, products containing AL102 and certain other materials for purposes of conducting evaluation studies not comprising human clinical trials during the option period, together with our know-how as may have been reasonably be necessary in order for Novartis to conduct such evaluation studies. Novartis agreed to reimburse us for all such expenses.

At any time during the option term, Novartis may have exercised its option by payment of a low eight figure option exercise fee. If Novartis exercised its option, it would have been obligated to pay us up to an additional $245 million upon the achievement of certain clinical development and commercial milestones. In addition, Novartis was obligated to pay us tiered royalties at percentages ranging from a mid-single digit to a low double-digit percentage on worldwide net sales of products licensed under the agreement.

On June 2, 2022, Novartis informed the Company that Novartis does not intend to exercise its option to obtain an exclusive license for AL102, thereby terminating the agreement.

Financial Overview

Except as described below, there have been no material changes from the disclosure provided under the caption “Components of Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Comparison of the three and six months ended June 30, 2022, and 2021

The following table summarizes our results of operations for the three and six months ended June 30, 2022 and 2021

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	($ in thousands, except share and per share amounts)
	(Unaudited)
Revenues from licensing agreement	$38	$761	$496	$1,735
Cost of services	(38)	(761)	(406)	(1,735)
Gross profit	—	—	90	—
Operating expenses:
Research and development	5,580	8,121	13,083	15,046
General and administrative	2,260	2,536	4,701	4,839
Operating loss	(7,840)	(10,657)	(17,694)	(19,885)
Financial Income (Loss), net	(156)	(22)	(140)	(114)
Loss before income tax	(7,996)	(10,679)	(17,834)	(19,999)
Taxes on income	(214)	(162)	(403)	(410)
Net loss	(8,210)	(10,841)	(18,237)	(20,409)
Net Loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.75)	$(1.19)	$(1.46)
Weighted average common shares outstanding, basic and diluted	15,312,766	14,417,423	15,306,823	13,954,676

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

For the three months ended June 30, 2022 and 2021, we recognized approximately $38 thousand and $0.8 million in revenue, respectively. For the six months ended of June 30, 2022 and 2021, we recognized approximately $0.5 million and $1.7 million in revenue, respectively, mainly as a result of the Novartis Agreement. Refer to Note 2 to our unaudited condensed consolidated financial statements for information regarding our recognition of revenue under the Novartis Agreement.

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

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2022	2021	Change	Change	2022	2021	Change	Change
				($ in thousands)
				(Unaudited)
Research and Development	5,580	8,121	(2,541)	(31)%	13,083	15,046	(1,963)	(13)%

Research and development expenses were approximately $5.6 million for the three months ended June 30, 2022, compared to approximately $8.1 million for the three months ended June 30, 2021, a decrease of approximately $2.5 million. The decrease was due to winding down of the ACCURACY trial. Research and development expenses were approximately $13.1 million for the six months ended June 30, 2022 compared to approximately $15.0 million for the six months ended June 30, 2021, a decrease of approximately $2.0 million. The decrease was due to the termination of the TENACITY trial and winding down of the ACCURACY trial.

The following table summarizes our research and development expenses by product candidate or development program for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
	($ in thousands)
	(Unaudited)
Program-Specific Costs:
AL 101	-	-	-	-
ACC	801	3,680	1,763	7,936
TNBC(1)	1,200	2,533	2,534	3,960
General Expenses	474	263	1,176	803
AL 102
General Expenses	61	10	180	24
Desmoid	3,044	1,635	7,430	2,323

Total Research and Development Expenses	$5,580	$8,121	$13,083	$15,046

(1)	As part of our efforts to focus our resources on the more advanced programs and studies including the RINGSIDE study in desmoid tumors and the ACCURACY study for ACC, we elected to discontinue the TENACITY trial, which was evaluating AL101 as a monotherapy in an open-label Phase 2 clinical trial for the treatment of patients with Notch-activated R/M TNBC.

We expect our research and development expenses to increase for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, including investments in manufacturing, as our programs advance into later stages of development and as we conduct additional clinical trials.

	Three Months Ended June 30,				Six Months Ended June 30,
			$	%			$	%
	2022	2021	Change	Change	2022	2021	Change	Change
				($ in thousands)
				(Unaudited)
General and Administrative	2,260	2,536	(276)	(11)%	4,701	4,839	(138)	(3)%

General and administrative expenses were $2.3 million for the three months ended June 30, 2022 compared to $2.5 million for the three months ended June 30, 2021, a decrease of $0.3 million. General and administrative expenses were $4.7 million for the six months ended June 30, 2022 compared to $4.8 million for the six months ended June 30, 2021, a decrease of $0.1 million.

Financial Loss, net

Financial loss, net was $156 thousand for the three months ended June 30, 2022 compared to the financial income, net of $22 thousand for the three months ended June 30, 2021. Financial loss, net was $140 thousand for the six months ended June 30, 2022 compared to the financial income, net of $114 thousand for the same period in 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales and have incurred significant operating losses and negative cash flows from our operations. Our net losses were approximately $8.2 million and $ 18.2 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, we had an accumulated deficit of $129.4 million.

On May 12, 2020, we completed the sale of shares of our common stock in our IPO. In connection with the IPO, we issued and sold 3,940,689 shares of common stock, including 274,022 shares associated with the partial exercise on June 4, 2020 of the underwriters’ option to purchase additional shares, at a price to the public of $15.00 per share, resulting in net proceeds to us of approximately $52.2 million after deducting underwriting discounts and commissions and estimated offering expenses payable by us. All shares issued and sold were registered pursuant to a registration statement on Form S-1 (File No. 333-236942), as amended, declared effective by the SEC, on May 7, 2020 (the “IPO Registration Statement”).

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

In June 2021, we entered into an Open Market Sales Agreement, or the Sales Agreement, with Jefferies LLC, or Jefferies, as sales agent, pursuant to which we may, from time to time, issue and sell common stock with an aggregate value of up to $200.0 million in “at-the-market” offerings (the “ATM”), under our registration statement on Form S-3 (File No. 333-256792) filed with the SEC on June 4, 2021 (the “ATM Registration Statement”). Sales of common stock, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through The Nasdaq Global Market or on any other existing trading market for our common stock. Pursuant to the Sales Agreement, during the year ended December 31, 2021, we sold a total of 827,094 shares of common stock for total gross proceeds of approximately $10.4 million. We did not sell any shares of common stock under the Sales Agreement in the six months ended June 30, 2022. Subsequent to June 30, 2022, we sold a total of 263,875 shares of common stock for total gross proceeds of approximately $419 thousand.

The exercise price and the number of shares of common stock issuable upon exercise of each Private Placement Warrant are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock. In addition, in certain circumstances, upon a fundamental transaction, a holder of Common Warrants will be entitled to receive, upon exercise of the Common Warrants, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Private Placement Warrants immediately prior to the fundamental transaction. The Pre-Funded Warrants will be automatically exercised on cashless basis upon the occurrence of a fundamental transaction. Each Common Warrant is exercisable from the date of issuance and has a term of three years and each Pre-Funded Warrant is exercisable from the date of issuance and has a term of ten years. Pursuant to the 2021 Purchase Agreement, we registered the Private Placement Shares and Private Placement Warrants for resale by the Investors on a registration statement on Form S-3 (the “Private Placement Registration Statement”).

As of June 30, 2022, we had cash and cash equivalents and restricted bank deposits of approximately $20.4 million.

Cash Flows

The following table summarizes our cash flow for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021
	($ in thousands)
	(Unaudited)
Cash Flows provided by (used in):
Operating Activities	(17,007)	(21,197)
Investing Activities	-	(3)
Financing Activities	44	23,583
Net increase (decrease) in cash and cash equivalents and short-term restricted bank deposits	(16,963)	2,383

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2022 of approximately $17.0 million was primarily attributable to our net loss of $18.2 million, which was partially offset by stock- based compensation of $1.4 million.

Net cash used in operating activities during the six months ended June 30, 2021 of $21.2 million was primarily attributable to our net loss of $20.4 million, adjusted for non-cash expenses of $0.8 million.

Investing Activities

We did not have any cash provided by investing activities during the six months ended June 30, 2022. Net cash used by investing activities of $3 thousand during the six months ended June 30, 2021 was primarily attributable to the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2022 of $44 thousand was attributable to sales pursuant to the ATM.

Net cash provided by financing activities during the six months ended June 30, 2021 of $ 23.6 million was primarily attributable to the Private Placement, net of issuance costs.

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

As of June 30, 2022, we had cash and cash equivalents and restricted bank deposits equivalents of $20.4 million. We evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the audited consolidated financial statements are issued. Due to the uncertainty in securing additional funding, and the insufficient amount of cash and cash equivalent resources at June 30, 2022, we have concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date of the filing of this Report on Form 10-Q. Our future capital requirements will depend on many factors, including:

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

If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, such as our former agreement with Novartis, we may have to relinquish valuable rights to our technologies, intellectual property, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favourable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

On June 2, 2022, Novartis informed the Company that Novartis does not intend to exercise its option to obtain an exclusive license for AL102, thereby terminating the agreement.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The offer and sale of all of the shares in the offering was registered under the Securities Act pursuant to the IPO Registration Statement (File No. 333-236942), which was declared effective by the SEC on May 7, 2020. The offering terminated after the sale of all securities registered pursuant to the IPO Registration Statement. The net proceeds of approximately $52.2 million have been invested in short- and intermediate-term investments in accordance with our investment policy. These investments may include money market funds and investment securities consisting of U.S. Treasury notes, and high quality, marketable debt instruments of corporations and government sponsored enterprises. There has been no material change in the expected use of the net proceeds from our IPO as described in the final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on May 11, 2020 in connection with the IPO.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit					Filing	Filed/ Furnished
Number	Description	Form	File No.	Exhibit	Date	Herewith
3.1	Restated Certificate of Incorporation of Ayala Pharmaceuticals, Inc.	8-K	001-39279	3.1	5/12/2020
3.2	Amended and Restated Bylaws of Ayala Pharmaceuticals, Inc.	8-K	001-39279	3.2	5/12/2020
4.1	Amendment No. 2 to Amended and Restated Investors’ Rights Agreement, dated as of June 4, 2021.					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d- 14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AYALA Pharmaceuticals, Inc.

Date: August 15, 2022	By:	/s/ Roni Mamluk
Roni Mamluk, Ph.D.
Chief Executive Officer
(principal executive officer)

Date: August 15, 2022	By:	/s/ Yossi Maimon
Yossi Maimon, CPA, M.B.A.
Chief Financial Officer
(principal financial and accounting officer)